Form 10-Q
period 1996-04-28
NORRELL CORP
filed 1996-06-12
CIK 778397

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
[MARK ONE]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                                       OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934


For the quarterly period ended   April 28, 1996
                                 --------------

                         Commission File No.    1-14018
                                                -------

                              NORRELL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           GEORGIA                                 58-0953709
- - -------------------------------                -------------------
(State or other jurisdiction of                 (I.R.S. Employer
Incorporation or organization)                 Identification No.)



 3535 Piedmont Road, NE, Atlanta, GA                  30305
- - ----------------------------------------           -----------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code    (404) 240-3000
                                                      --------------

                                 Not Applicable
- - -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes  X     No
                                                 ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,432,246 shares on May 26, 1996.

                      Norrell Corporation and Subsidiaries

                                   FORM 10-Q

                                     INDEX

                                                                                   Page No.
                                                                                   --------
      PART I   FINANCIAL INFORMATION
      -------

      ITEM 1.       Financial Statements

               Consolidated Balance Sheets -
               April 28, 1996 (Unaudited) and October 29, 1995                         2

               Consolidated Statements of Income
               (Unaudited) - Three Months and Six Months Ended April 28, 1996
               and April 30, 1995                                                      3

               Consolidated Statements of Cash Flows
               (Unaudited) - Six Months Ended April 28, 1996 and April 30, 1995        4

               Notes to Consolidated Financial Statements
               (Unaudited)                                                             5

      ITEM 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                     6


      PART II  OTHER INFORMATION
      -------

       ITEM 6.  Exhibits                                                               8

        (a)   Exhibits:
              11  Statement regarding computation of per share earnings
              27  Financial Data Schedule (for SEC use only)

              SIGNATURE                                                               11

Part I
Item 1
                      NORRELL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                      (in thousands, except share amounts)

                                                                            April 28, 1996       October 29, 1995
                                                                            --------------       ----------------
ASSETS

CURRENT ASSETS
  Cash                                                                           $  6,551             $  5,103
  Accounts receivable, less allowances of $6,770 and $4,797                       123,985              115,929
  Deferred income taxes                                                             6,410                6,160
  Prepaid and refundable income taxes                                                 117                2,558
  Other current assets                                                              2,664                3,149
                                                                                 --------             --------
    Total current assets                                                          139,727              132,899
                                                                                 --------             --------

PROPERTY AND EQUIPMENT, less
  accumulated depreciation                                                         10,436                9,273
                                                                                 --------             --------
NONCURRENT DEFERRED INCOME TAXES                                                   10,668                6,059
                                                                                 --------             --------

OTHER ASSETS
  Intangibles, net of amortization                                                 19,616               13,617
  Investments and other assets                                                     22,679               14,269
                                                                                 --------             --------
    Total other assets                                                             42,295               27,886
                                                                                 --------             --------

TOTAL ASSETS                                                                     $203,126             $176,117
                                                                                 ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                                           $    377             $    377
  Accounts payable and accrued expenses                                            68,722               69,236
  Deferred revenue                                                                  8,235               10,179
  Accrued income taxes                                                                378                 -
                                                                                 --------             --------
    Total current liabilities                                                      77,712               79,792

LONG-TERM DEBT, less current maturities                                             6,089                2,057
LONG-TERM ACCRUED EXPENSES                                                         37,793               24,030
                                                                                 --------             --------

    Total liabilities                                                             121,594              105,879
                                                                                 --------             --------
SHAREHOLDERS' EQUITY
  Common stock, stated value $.01 per share,
    50,000,000 shares authorized, with shares
    issued of 22,384,282 in 1996 and 22,213,808
    in 1995                                                                           224                  222
  Treasury stock, at cost, 32,776 shares
    in 1996 and 41,290 in 1995                                                       (407)                (476)
  Additional paid-in-capital                                                       42,853               41,388
  Notes receivable from officers and employees                                       (192)                (398)
  Retained earnings                                                                39,054               29,502
                                                                                 --------             --------

    Total shareholders' equity                                                     81,532               70,238
                                                                                 --------             --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $203,126             $176,117
                                                                                 ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

                      NORRELL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (in thousands, except per share amounts)


                                                       Three Months Ended                          Six Months Ended
                                                ------------------------------------       -------------------------------------

                                                 April 28, 1996       April 30, 1995        April 28, 1996       April 30, 1995
                                                 --------------       --------------       ----------------     ----------------
REVENUES                                            $240,690             $196,730               $461,898            $382,842

COST OF SERVICES                                     189,712              154,287                363,394             299,206
                                                    --------             --------               --------            --------

  Gross profit                                        50,978               42,443                 98,504              83,636

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                             40,794               35,309                 79,925              69,585
                                                    --------             --------               --------            --------

  Income from operations                              10,184                7,134                 18,579              14,051

OTHER EXPENSE
  Interest                                               165                   28                    272                  57
  Other                                                  209                  242                    414                 580
                                                    --------             --------               --------            --------

INCOME BEFORE INCOME TAXES                             9,810                6,864                 17,893              13,414

INCOME TAXES                                           3,777                2,883                  6,889               5,634
                                                    --------             --------               --------            --------

NET INCOME                                          $  6,033             $  3,981               $ 11,004            $  7,780
                                                    ========             ========               ========            ========

EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE                           $   0.25             $   0.17               $   0.46            $   0.33
                                                    ========             ========               ========            ========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                  23,928               23,236                 23,852              23,322
                                                    ========             ========               ========            ========


The accompanying notes are an integral part of these consolidated financial statements.

                      NORRELL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                      Six Months Ended
                                                                              -----------------------------------

                                                                              April 28, 1996       April 30, 1995
                                                                              --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $11,004              $ 7,780
  Adjustments to reconcile net income to net cash
    provided by operating activities
     Depreciation and amortization                                                  2,729                1,998
     Gain on retirement of common stock                                            (1,235)              (1,800)
     Provision for doubtful accounts                                                1,115                1,359
     Deferred income taxes                                                         (4,859)              (1,166)
     Long-term accrued expenses                                                     1,549                1,982
     Deferred gain on sale of building                                             13,711                  -
     Other                                                                             92                   62
     Change in current assets and current liabilities
      Accounts and notes receivable                                                (9,003)              (8,096)
      Prepaid expenses                                                                317                  331
      Accounts payable and accrued expenses                                        (1,965)                 219
      Accrued and refundable income taxes                                           2,819                  601
                                                                                  -------              -------
       Net cash provided by operating activities                                   16,274                3,270
                                                                                  -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in other long-term assets, net                              (12,049)                 526
  Additions to property and equipment, net                                         (3,098)              (2,191)
  Other                                                                            (3,273)                (439)
                                                                                  -------              -------
       Net cash (used by) investing activities                                    (18,420)              (2,104)
                                                                                  -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of long-term debt                                                        -                    (34)
  Proceeds from issuance of long-term debt                                          4,032                   -
  Proceeds from the issuance of common stock                                          892                1,261
  Acquisition of treasury stock                                                       (85)                (200)
  Dividends paid on common stock                                                   (1,452)              (1,313)
  Reduction in receivables from officers and employees                                207                  120
                                                                                  -------              -------
       Net cash provided by (used) financing activities                             3,594                 (166)
                                                                                  -------              -------
NET INCREASE IN CASH AND
  SHORT-TERM INVESTMENTS                                                            1,448                1,000

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                                                               5,103                7,410
                                                                                  -------              -------
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                                                                   $ 6,551              $ 8,410
                                                                                  =======              =======
SUPPLEMENTARY CASH FLOW DISCLOSURE
  Cash payments during the period for:
    Interest                                                                      $   269              $    53
    Income taxes, net of refunds                                                    8,992                6,141
  Non-cash investing and financing activity
    Issuance of options to benefit plan                                               726                  434


The accompanying notes are an integral part of these consolidated financial statements.

                      NORRELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.    Basis of Presentation

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nevertheless, management believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report Form 10-K. The information furnished herein reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Such adjustments are of a normal recurring nature.

2.    Subsequent Event

      On June 4, 1996, the board of directors authorized a two-for-one split of common stock for shareholders of record on June 24, 1996. Par value will remain as $.01 per share. All references in the accompanying financial statements to the number of common shares, except shares authorized, and to per-share amounts have been restated to reflect the stock split. The par value of the additional shares of common stock issued in connection with the stock split has been credited to common stock with the like amount charged to retained earnings.

      On June 4, 1994, the board of directors declared a $0.07 per share cash dividend to shareholders of record on June 17, 1996. The dividend will be paid on pre-split shares.

Part 1
Item 2

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

Operating Results Second Quarter Ended April 28, 1996 Compared to Second Quarter Ended April 30, 1995

Revenues increased 22.3%, or $44.0 million, to $240.7 million. Staffing Services revenues grew 22.3% to $189.7 million and accounted for 78.8% of total 1996 and 1995 period revenues. Staffing Services volume, as measured by hours that staffing employees worked, increased 17.2% and prices rose 4.4%. Office openings, net of closings, for the 1996 period totaled 8 company-owned offices and 2 franchise offices. In addition, 3 Outsourcing Services sites were opened to serve Outsourcing customers. On January 31, 1996, Norrell acquired the Valley Temporary Services, Inc., a Phoenix, Arizona staffing company. Revenues for the 1996 period of $3.2 million were included in Staffing Services revenues. Outsourcing Services revenue grew 22.3% to $51.0 million. Outsourcing Services revenues from IBM amounted to $38.2 million, up from $30.5 million in the 1995 period. Revenues from customers other than IBM increased $1.6 million from the 1995 period to $12.8 million. Included in Outsourcing Services revenues was the recognition of $471,000 and $1.4 million in 1996 and 1995, respectively, of the deferred gain from return in January 1995 of shares of Company stock held by IBM.

Gross profit increased 20.1%, or $8.5 million, to $51.0 million. Gross margin (gross profit as a percentage of revenues) declined from 21.6% in the 1995 period to 21.2% in the 1996 period. Staffing Services gross margin decreased from 22.3% in the 1995 period to 21.7% in the 1996 period primarily as a result of the higher proportion of large accounts which typically have lower gross margins. Outsourcing Services gross margin increased slightly from 19.0% in the 1995 period to 19.1% in the 1996 period.

Selling, general and administrative expenses increased 15.5%, or $5.5 million. However, selling, general and administrative expenses as a percentage of revenues declined from 17.9% in the 1995 period to 16.9% in the 1996 period as the Company continues to experience favorable operating leverage. Of the $5.5 million increase, 88.1% related to Staffing Services. Of the additional Staffing Services expense, $3.8 million of the increase was in personnel and personnel related costs. Personnel costs increased primarily as a result of the continuing emphasis on improved service delivery, hiring of additional onsite managers for new Managed Staffing and Managed Vendor Program clients and the opening of new offices. Commissions paid to franchisees increased $359,000.

The Company's income tax rate declined from 42.0% in the 1995 period to 38.5% in the 1996 period primarily as a result of reduced state income taxes. The tax rate change added $.014 to 1996 period earnings per share.

During the 1996 period, the Company established a joint venture to expand its call center outsourcing business. The Texas-based venture, CallTask, Inc., is owned 51% by Norrell and 49% by Harvard Teleservicing, LLC. In March, 1996, CallTask entered into its first contract to provide reservation services over a five-year period to a 230-unit hotel chain. CallTask commenced operations on May 16, 1996.


 Operating Results Six Months Ended April 28, 1996 Compared to Six Months Ended
                                 April 30, 1995

Revenues increased 20.7%, or $79.1 million, to $461.9 million. Staffing Services revenues grew 21.0% to $363.5 million and accounted for 78.7% of total 1996 period revenues versus 78.5% of total 1995 period revenues. Staffing Services volume increased 15.3% and prices rose 5.3%. In the 1996 period the Company opened 12 company-owned offices, 5 franchised offices and 1 Financial Staffing office. In addition, 8 Outsourcing Services sites were opened to serve Outsourcing customers. Outsourcing Services revenue grew 19.3% to $98.4 million. Outsourcing Services revenues from IBM amounted to $73.4 million, up from $61.5 million in the 1995 period. Revenues from customers other than IBM increased $4.0 million from the 1995 period to $25.0 million. Included in Outsourcing Services revenues was the recognition of $1.2 million and $1.8 million in 1996 and 1995, respectively, of the deferred gain from return in January 1995 of shares of Company stock held by IBM.

Gross profit increased 17.8%, or $14.9 million, to $98.5 million. Gross margin declined from 21.8% in the 1995 period to 21.3% in the 1996 period. Staffing Services gross margin remained 22.1% for the 1996 and 1995 periods. During the first quarter of the 1996 period, workers' compensation liability for the franchise division of Norrell Services was adjusted to give effect to much better than expected loss experience. The adjustment resulted in a reduction of $800,000 in cost of sales which added 0.2% to the Staffing Services gross margin. Without this adjustment year-to-year gross margin declined slightly to 21.9% in the 1996 period. Outsourcing Services gross margin was 18.5% in the 1996 period compared to 20.8% in the 1995 period. The 2.3 point decline was due solely to the impact of the Management Service Agreement ("MSA").
Effective January 1, 1995, the Master Task Agreement ("MTA") with IBM was terminated and replaced with the MSA. The Company's stock was returned as partial consideration for entering the MSA which generates a lower gross margin than the contract it replaced. The Company deferred the gain on the returned stock and is recognizing it over the term of the contract. The 1995 period included two months at the old, higher contract rate and four months at the new, lower MSA rate. In January 1996, renegotiation of the MSA extended the term of the agreement and the recognition period of the gain through December 1998, two years longer than the previous agreement, which further reduced the 1996 period gross margin.

Selling, general and administrative expenses increased 14.9%, or $10.3 million. However, selling, general and administrative expenses as a percentage of revenues declined from 18.2% in the 1995 period to 17.3% in the 1996 period due to continued favorable operating leverage. Of the $10.3 million increase, 90.1% related to Staffing Services. Of the additional Staffing Services expense, $6.8 million of the increase was in personnel and personnel related costs. Personnel costs increased primarily as a result of the continuing emphasis on improved service delivery, hiring of additional onsite managers for new Managed Staffing and Managed Vendor Program clients and the opening of new offices. Commissions paid to franchisees increased $1.1 million.

The Company's income tax rate declined from 42.0% in the 1995 period to 38.5% in the 1996 period primarily as a result of reduced state income taxes. The tax rate change added $.026 to 1996 period earnings per share.

Liquidity and Capital Resources

Net cash provided by operating activities was $16.3 million in the 1996 period compared to $3.3 million in the 1995 period. Included in the 1996 period was $13.7 million provided by the gain from the December, 1995 sale of the Company's interest in its Atlanta headquarters building. Concurrent with the sale, the Company extended its lease for office space in the building for an additional five years to now expire in 2005. The gain is being deferred and amortized on a straight-line basis over the new lease term as a reduction in rent expense. However, the cash from the sale was received December 11, 1995.

Cash flows used in investing activities in the 1996 period included an investment of $5.7 million for management information systems and an increase in goodwill of $6.2 million as a result of purchasing Valley Staffing Services, Inc..

At April 28, 1996, the Company had $6.5 million of total debt outstanding.

PART II
ITEM 6


(a)  The following Exhibits are filed with this Report:

     11 Statement Regarding Computation of Per Share Earnings.
     27 Financial Data Schedule (for SEC use only)

















*  The Exhibits are numbered in accordance with Item 601 of Regulation S-K.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               NORRELL CORPORATION
                                               (REGISTRANT)


Date: June 7, 1996                    By:  /s/ C. Kent Garner
                                         ---------------------------------------
                                      C. Kent Garner
                                      Vice President and Chief Financial Officer
                                      (On behalf of the Registrant and as Chief
                                      Accounting Officer)