Form 10-Q
period 1996-07-28
NORRELL CORP
filed 1996-09-10
CIK 778397

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[MARK ONE]

[  X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                                       OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

                                EXCHANGE OF 1934

For the quarterly period ended July 28, 1996
                               -------------

                          Commission File No. 0-24300
                                              -------

                              NORRELL CORPORATION
                              -------------------
             (Exact name of registrant as specified in its charter)


       GEORGIA                                     58-0953709
- ----------------------------------------       ----------------------
(State or other jurisdiction of                 (I.R.S. Employer
Incorporation or organization)                  Identification No.)


3535 Piedmont Road, NE, Atlanta, GA                30305
- ----------------------------------------       ----------------------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code (404)240-3000
                                                   -------------

                                 Not applicable
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such (reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes  X  No
                                               ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,578,530 shares on August 25, 1996.

                      Norrell Corporation and Subsidiaries

                                   FORM 10-Q

                                     INDEX






                                                                                  Page No.
                                                                                  --------
      PART I   FINANCIAL INFORMATION


      ITEM 1.  Financial Statements

               Consolidated Balance Sheets -
               July 28, 1996 (Unaudited) and October 29, 1995                       2

               Consolidated Statements of Income
               (Unaudited) - Three months and nine months ended
               July 28, 1996 and July 30, 1995                                      3

               Consolidated Statements of Cash Flows
               (Unaudited) - Nine months ended July 28, 1996 and
               July 30, 1995                                                        4

               Notes to Consolidated Financial Statements
               (Unaudited)                                                          5


      ITEM 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                  6


      PART II  OTHER INFORMATION

      ITEM 6.  Exhibits and Reports on Form 8-K                                     8

           (a) Exhibits:
               11 Statement Regarding Computation of Per Share Earnings

           (b) Reports on Form 8-K

       SIGNATURE                                                                    11

Part I
Item 1
                      NORRELL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                      (in thousands, except share amounts)

                                                             July 28, 1996    October 29
                                                             -------------    ----------
ASSETS
CURRENT ASSETS
  Cash                                                         $  7,412        $  5,103
  Accounts receivable, less allowances of $6,516 and $4,797     129,272         115,929
  Deferred income taxes                                           6,192           6,160
  Prepaid and refundable income taxes                               996           2,558
  Other current assets                                            3,735           3,149
                                                               --------        --------
    Total current assets                                        147,607         132,899
                                                               --------        --------
PROPERTY AND EQUIPMENT, less
  accumulated depreciation                                       12,292           9,273
                                                               --------        --------
NONCURRENT DEFERRED INCOME TAXES                                 10,763           6,059
                                                               --------        --------
OTHER ASSETS
  Intangibles, net of amortization                               45,346          13,617
  Investments and other assets                                   25,844          14,269
                                                               --------        --------
    Total other assets                                           71,190          27,886
                                                               --------        --------
TOTAL ASSETS                                                   $241,852        $176,117
                                                               ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                         $    575        $    377
  Accounts payable and accrued expenses                          75,651          69,236
  Deferred revenue                                                8,480          10,179
  Accrued income taxes                                              188               0
                                                               --------        --------
    Total current liabilities                                    84,894          79,792

LONG-TERM DEBT, less current maturities                          30,673           2,057
LONG-TERM ACCRUED EXPENSES                                       38,602          24,030
                                                               --------        --------
    Total liabilities                                           154,169         105,879
                                                               --------        --------
SHAREHOLDERS' EQUITY
  Common stock, stated value $.01 per share,
    50,000,000 shares authorized, with shares
    issued of 22,511,084 in 1996 and 22,213,808
    in 1995                                                         225             222
  Treasury stock, at cost, 27,052 shares
    in 1996 and 41,290 in 1995                                     (515)           (476)
  Additional paid-in-capital                                     43,417          41,388
  Notes receivable from officers and employees                     (149)           (398)
  Retained earnings                                              44,705          29,502
                                                               --------        --------
    Total shareholders' equity                                   87,683          70,238
                                                               --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $241,852        $176,117
                                                               ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                      NORRELL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (in thousands, except per share amounts)

                                                                   Three Months Ended                  Nine Months Ended
                                                             -------------------------------   -------------------------------
                                                             July 28, 1996     July 30, 1995   July 28, 1996     July 30, 1995
                                                             -------------     -------------   -------------     -------------
REVENUES                                                       $245,864        $202,219          $707,762            $585,061

COST OF SERVICES                                                194,074         157,526           557,468             456,732
                                                               --------        --------          --------            --------
  Gross profit                                                   51,790          44,693           150,294             128,329

OPERATING EXPENSES
  General and administrative                                     39,891          35,883           117,234             103,503
  Depreciation and amortization                                   1,199           1,031             3,781               2,996
                                                               --------        --------          --------            --------
  Total operating expenses                                       41,090          36,914           121,015             106,499

  Income from operations                                         10,700           7,779            29,279              21,830

OTHER EXPENSE
  Interest                                                          170              26               442                  84
  Other                                                              73             121               487                 700
                                                               --------        --------          --------            --------
INCOME BEFORE INCOME TAXES                                       10,457           7,632            28,350              21,046

INCOME TAXES                                                      4,024           3,206            10,913               8,840
                                                               --------        --------          --------            --------
INCOME FROM CONTINUING OPERATIONS                              $  6,433        $  4,426          $ 17,437            $ 12,206

DISCONTINUED OPERATONS
  Loss on disposal                                                    -            (348)                -                (348)
                                                               --------        --------          --------            --------
NET INCOME                                                     $  6,433        $  4,078          $ 17,437            $ 11,858
                                                               ========        ========          ========            ========
EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE
Continuing Operations                                          $  0.263        $  0.190          $  0.723            $  0.523
Discontinued Operations                                        $  0.000        $ (0.015)         $  0.000            $ (0.015)
                                                               --------        --------          --------            --------
                                                               $  0.263        $  0.175          $  0.723            $  0.508
                                                               ========        ========          ========            ========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                             24,485          23,288            24,125              23,312
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

                      NORRELL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                    Nine Months Ended
                                                             -------------------------------
                                                             July 28, 1996     July 30, 1995
                                                             -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $17,437         $11,858
  Adjustments to reconcile net income to net cash
    provided by operating activities
     Depreciation and amortization                                3,781           2,996
     Depreciation and amortization - cost of services               285              60
     Loss on disposal of discontinued operations                      0             348
     Gain on retirement of common stock                          (1,706)         (3,150)
     Provision for doubtful accounts                              1,603           1,791
     Deferred income taxes                                       (4,756)           (468)
     Long-term accrued expenses                                   1,507           2,593
     Deferred gain on sale of building                           13,339               0
     Other                                                          279              59
     Change in current assets and current liabilities
      Accounts and notes receivable                              (9,300)        (15,992)
      Prepaid expenses                                             (306)            761
      Accounts payable and accrued expenses                       2,703           3,350
      Accrued and refundable income taxes                         1,750            (608)
                                                                -------         -------
       Net cash provided by operating activities                 26,616           3,598
                                                                -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of businesses, net of cash acquired                  (32,775)              0
  Increase in other long-term assets, net                        (9,258)         (1,657)
  Additions to property and equipment, net                       (4,397)         (3,648)
  Other                                                          (3,188)           (268)
                                                                -------         -------
       Net cash used by investing activities                    (49,618)         (5,573)
                                                                -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of long-term debt                   31,630            0.00
  Repayments of long-term debt                                   (5,513)           (363)
  Proceeds from the issuance of common stock                      1,655           1,601
  Acquisition of treasury stock                                    (476)           (237)
  Dividends paid on common stock                                 (2,234)         (1,973)
  Reduction in receivables from officers and employees              249             156
                                                                -------         -------
       Net cash provided (used) by financing activities          25,311            (816)
                                                                -------         -------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM
  INVESTMENTS                                                     2,309          (2,791)

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                                             5,103           7,410
                                                                -------          ------
CASH AND SHORT-TERM INVESTMENTS AT END
  OF PERIOD                                                     $ 7,412          $4,619
                                                                =======          ======

SUPPLEMENTARY CASH FLOW DISCLOSURE
  Cash payments during the period for:
    Interest                                                    $   431          $   93
    Income taxes, net of refunds                                 13,963           8,910
  Non-cash investing and financing activity
    Issuance of options to benefit plan                             805             559


The accompanying notes are an integral part of these consolidated financial statements.

                      NORRELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.    Basis of Presentation

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements includes in the Company's Annual Report Form 10-K. The information furnished reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Such adjustments are of a normal recurring nature.

2.    Acquisition of Assets

      Effective July 15, 1996, the Company acquired all of the assets and certain of the liabilities of Analytical Technologies, Inc. and ANATEC Canada, Inc. (collectively "Anatec") in a business combination accounted for as a purchase. ANATEC is a software services and technology organization serving primarily Fortune 500 companies in the midwestern United States. Services include consulting, project management, software development, training and software systems integration services. The $25.8 million excess of the acquisition cost over the fair value of ANATEC's tangible assets has been allocated to goodwill and is being amortized over 40 years. In addition to the $27.1 million paid at closing, ANATEC has the right to receive a contingent payment based upon achieving a specified level of gross profit for the 12-month period ending December 31, 1996.

      The results of operations of ANATEC are included in the statements of income beginning July 16, 1996.

3.    Long-Term Debt

      Effective July 1996, the Company increased its credit facility which consisted of a $25 million overnight loan and $55 million revolving credit facility to a $40 million overnight loan and $55 million revolving credit facility, for a total facility of $95 million.

4.    Subsequent Event

      On August 5, 1996, the Company acquired all of the issued and outstanding stock of American Technical Resources ("ATR") in exchange for 1,000,000 shares of Company common stock in a transaction accounted for as a pooling of interests. ATR is an information technology staffing company that specializes in providing computer professionals for short-and long-term assignments, including contract programming, contract recruiting and payrolling services.

Part 1
Item 2

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

Operating Results Third Quarter Ended July 28, 1996 Compared to Third Quarter Ended July 30, 1995

Revenues increased 21.6%, or $43.6 million, to $245.9 million. Staffing Services revenues grew 22.6% to $193.4 million and accounted for 78.7%
and 78.0% of total 1996 and 1995 period revenues, respectively. Staffing Services volume, as measured by hours that staffing employees worked, increased 17.1% and prices rose 4.6% compared to 9.7% and 9.0% for the 1995 period. Office openings, net of closings, for the 1996 period included 2 company-owned offices, 5 franchise offices and 1 Financial Staffing office. In addition, 3 Outsourcing Services sites were opened, net of closings, to serve Outsourcing customers. On July 15, 1996, Norrell acquired Analytical Technologies Inc. and ANATEC, Canada, Inc., (collectively "ANATEC"), a software services and information technology company. Revenues from ANATEC for the 1996 period of $968,000 were included in Staffing Services revenues. Outsourcing Services revenue grew 18.0% to $52.4 million. Outsourcing Services revenues from IBM amounted to $36.7 million, up from $32.5 million in the 1995 period. Revenues from customers other than IBM increased $3.8 million from the 1995 period to $15.7 million. Included in Outsourcing Services revenues was the recognition of $471,000 and $1.4 million in 1996 and 1995, respectively, of deferred gain from the return in January 1995 of shares of Company stock held by IBM.

Gross profit increased 15.9%, or $7.1 million, to $51.8 million. Gross margin (gross profit as a percentage of revenues) decreased from 22.1% in the 1995 period to 21.1% in the 1996 period. Staffing Services gross margin decreased from 22.4% in the 1995 period to 22.0% in the 1996 period primarily as a result of the higher proportion of large accounts which typically have lower gross margins. Outsourcing Services gross margin decreased from 21.0% in the 1995 period to 17.6% in the 1996 period. Of the 3.4 point decline, 1.9 points related to the January 1996 renegotiation of the Management Service Agreement ("MSA") which extended the term of the agreement through December 1998, two years longer than the previous agreement. The remaining decline is due to a lower proportion of MSA revenue in the 1996 period compared to the prior year period. The MSA has higher margins than other outsourcing contracts.

Operating expenses increased 11.3%, or $4.2 million. However, operating expenses as a percentage of revenues declined from 18.3% in the 1995 period to 16.7% in the 1996 period as the Company continues to experience favorable operating leverage. Staffing Services accounted for substantially all of the increased spending with $2.2 million of added personnel and personnel related costs and $726,000 of increased costs associated with 8 new offices. Personnel costs increased primarily as a result of the continuing emphasis on improved service delivery, hiring of additional onsite managers for new Managed Staffing and Master Vendor Partner clients and the opening of new offices. Commissions paid to franchisees increased $928,000.

The Company's income tax rate declined from 42.0% in the 1995 period to 38.5% in the 1996 period primarily as a result of reduced state income taxes. The tax rate reduction added $.015 to 1996 period earnings per share.

Operating Results Nine Months Ended July 28, 1996 Compared to Nine Months Ended
                                July 30, 1995

Revenues increased 21.0%, or $122.7 million, to $707.8 million. Staffing Services revenues grew 21.1% to $555.0 million and accounted for 78.4% of total 1996 period revenues versus 78.3% of total 1995 period revenues.
Staffing Services volume increased 16.3% and prices rose 4.1% compared to 12.7% and 5.7% in the 1995 period. Office openings, net of closings in the 1996 period, included 16 company-owned offices, 10 franchised offices and 2 Financial Staffing offices. In addition, 11 Outsourcing Services sites were opened. Outsourcing Services revenue grew 20.4% to $152.8 million. Outsourcing Services revenues from IBM amounted to $110.1 million, up from $94.0 million in the 1995 period. Revenues from customers other than IBM increased $9.4 million from the 1995 period to $42.7 million. Included in Outsourcing Services revenues was the recognition of $1.7 million and $3.2 million in 1996 and 1995, respectively, of deferred gain from the return in January 1995 of shares of Company stock held by IBM.

Gross profit increased 17.1%, or $22.0 million, to $150.3 million. Gross margin declined from 21.9% in the 1995 period to 21.2% in the 1996 period. Staffing Services gross margin decreased slightly from 22.2% in the 1995 period to 22.1% in the 1996 period. During the first quarter of the 1996 period, workers' compensation liability for the franchise division of Norrell Services was adjusted to give effect to much better than expected loss experience. The adjustment resulted in a reduction of $800,000 in cost of sales which added 0.2% to the Staffing Services gross margin. Without this adjustment year-to-year gross margin declined to 21.9% in the 1996 period. Outsourcing Services gross margin was 18.2% in the 1996 period compared to 20.8% in the 1995 period. Of the 2.6 point decline, 1.8 points were due to the impact of the MSA renegotiation. The remaining difference was due to a decline in the proportion of MSA revenue which has higher margins than other outsourcing contracts.

Operating expenses increased 13.6%, or $14.5 million. Operating expenses as a percentage of revenues declined from 18.2% in the 1995 period to 17.1% in the 1996 period. Substantially all of the $14.5 million increase occurred to Staffing Services. Of the additional Staffing Services expense, $8.3 million of the increase was in personnel and personnel related costs, $2.5 million was in operating expenses associated with 28 new offices, and $2.1 million was for increased commissions paid to franchisees.

The Company's income tax rate declined from 42.0% in the 1995 period to 38.5% in the 1996 period primarily as a result of reduced state income taxes. The tax rate reduction added $.041 to 1996 period earnings per share.

Liquidity and Capital Resources

Net cash provided by operating activities was $26.6 million in the 1996 period compared to $3.6 million in the 1995 period. Included in the 1996 period was $13.3 million provided by the gain from the December 1995 sale of the Company's interest in its Atlanta headquarters building. However, the cash from the sale was received December 11, 1995. Concurrent with the sale, the Company extended its lease for office space in the building for an additional five years to now expire in 2005. The gain is being deferred and amortized on a straight-line basis over the new lease term as a reduction in rent expense. The 1996 period net income increased $5.6 million or 47.1% compared to the 1995 period.

Cash flows used in investing activities in the 1996 period included increases in goodwill of $25.8 and $6.2 million as a result of purchasing ANATEC and Valley Staffing Services, Inc., respectively, and an investment of $9.0 million for management information systems.

At July 28, 1996, the Company had $31.2 million of total debt outstanding.

(a)  Exhibits:
     11 Statement Regarding Computation of Per Share Earnings
     27 Financial Data Schedule (for SEC use only)
(b)  Reports on Form 8-K

     The following reports on Form 8-K filed for the period covered under this quarterly filing are incorporated by reference.

     Form 8-K report dated July 22, 1996

     Form 8-K report dated August 5, 1996

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 NORRELL CORPORATION
                                 (REGISTRANT)




Date:  September 5, 1996         By:  S/C. Kent Garner
                                      ----------------
                                      C. Kent Garner
                                      Vice President and Chief Financial Officer
                                      (On behalf of the Registrant and as Chief
                                      Accounting Officer)