Form 10-K
period 1996-10-27
NORRELL CORP
filed 1997-01-23
CIK 778397

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended October 27, 1996
                                       OR

             [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                        --------------   ----------------


         Commission file number 1-14018
                                -------

                               Norrell Corporation
                               -------------------
             (Exact name of Registrant as specified in its charter)

          Georgia                                              58-0953079
          -------                                              ----------
(State or other jurisdiction of                                 (I.R.S.
Employer incorporation or organization)                      Identification No.)

3535 Piedmont Road N.E., Atlanta, Georgia                         30305
-----------------------------------------                        --------
 (Address of principal executive office)                        (Zip Code)

Registrant's telephone number, including area code: (404) 240-3000
                                                    ---------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                           --------------------------
                                (Title of class)

          Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X  No
                                       ----   ----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of December 31, 1996, was approximately $290,918,275. This amount excludes a total of 10,545,377 shares of Common Stock owned either directly or beneficially by officers, directors and principal stockholders of the Registrant, who may be deemed to be affiliates under applicable rules of the Securities and Exchange Commission. As of December 31, 1996, there were 23,885,662 shares of Registrant's Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company's Proxy Statement to be mailed to stockholders in connection with the Company's annual meeting of stockholders, scheduled to be held on March 4, 1997, are incorporated by reference in Part III of this report. Except for the portions expressly incorporated by reference, the Company's Proxy Statement shall not be deemed to be a part of this report.

                                     PART I


ITEM 1.   BUSINESS

GENERAL

          Norrell Corporation (the "Company" or "Norrell"), incorporated in 1965 as a Georgia corporation, is a leading national provider of staffing, outsourcing and professional services to businesses, professional and service organizations and government agencies. The Company provides a broad range of services through its national network of 132 Company-owned locations, 115 outsourcing services locations, 133 franchised locations, and 32 professional services offices as of December 22, 1996. More than 19,000 clients (including subsidiaries and affiliated companies) in North America were served by the Company during its latest fiscal year. The Company is benefiting from a continuing trend toward staffing and outsourcing services and the Company's implementation of its business strategy. Based upon revenues, the Company's management believes that it is one of the largest companies in its industry in North America.

          As a national provider of temporary personnel and staffing services, the Company supplies its clients with the services of individuals having a wide variety of office, light industrial and other skills, including secretarial, word processing, data entry, telemarketing, assembly, picking, packing and sorting, and shipping and receiving. The Company also provides home health aides and related services to government agencies or home health agencies in the states of New York, New Jersey and Pennsylvania.

          In addition to providing temporary personnel and staffing services, the Company provides its clients with outsourcing solutions in a wide range of office and business functions including administrative services, site services, teleservices, accounting services, information systems, document processing, data entry services and integrated service offerings. The Company also provides hospitals with outsourcing solutions in certain office and business functions. During fiscal 1996, the Company formalized its human resources services offering and provides clients with recruitment, interviewing, assessment, and other services associated with the workforce selection process. With its outsourcing offering, the Company assumes responsibility for the function and its results, including management of the people, service delivery process and technology resources.

          The Company also provides clients with a range of professional services. During fiscal 1996, the Company acquired the capability to provide services in the information technology field. The Company provides computer professionals for both short-term and long-term assignments, including systems analysts, computer programmers and computer technicians. The Company also provides various computer consulting services such as system planning and development, organizational consulting for business transformation, software systems integration services and project management services. The Company also offers professional services in the financial area, and provides clients with temporary and permanent employees to perform accounting, bookkeeping and other financial services.

          The Company offers its staffing, outsourcing and professional services through a number of affiliated companies and divisions, including Norrell Services, Inc. ("Norrell Services"), and Tascor Incorporated ("Tascor"). Norrell Health Care, Inc. provides home health aides, primarily in the states of New York, New Jersey and Pennsylvania and Norrell Financial Staffing, a division of Norrell Services, provides clients with temporary and permanent employees to perform financial services. HealthTask Corporation, a joint venture between the Company, Tascor and Ernst & Young U.S. LLP, provides hospitals with outsourcing solutions in certain office and business functions. Two companies acquired during fiscal year 1996 - Analytical Technologies, Inc. and ANATEC Canada, Inc. (collectively referred to as "ANATEC") and American Technical Resources, Inc., ("ATR") - and a third company acquired effective January 2, 1997 - Comtex Information Systems, Inc., ("Comtex") - provide professional services in the information technology field. Two joint venture companies - Norcross Teleservices, Inc., and CallTask Incorporated - provide outsourcing solutions in the teleservices arena.

STRATEGY

          The Company's overall business strategy is focused on: (i) providing a seamless "spectrum of services" to its clients including traditional temporary services, short-term and long-term staffing, value-added outsourcing solutions, and professional services; (ii) establishing the Company as a recognized high quality service provider; and (iii) continuing to grow the Company's existing base of business by developing new product offerings from existing services, expanding into additional skill classes, functional areas and technology, and entering into selected new markets. In 1996, the Company: 1) expanded its capabilities in higher-growth, higher-margin services, such as teleservices and information technology services; 2) continued to re-engineer its service delivery process to enhance customer satisfaction; and 3) continued to focus upon operational factors that increase efficiency and profitability.

          For clients committed to high-quality, value-added services, the Company offers strategic workforce management, designed to strengthen a client's organizational effectiveness and flexibility. The Company partners with these clients to diagnose workforce problems and design an integrated service solution, ranging from short-term staff augmentation to comprehensive workforce structures that include dedicated management teams.

SPECTRUM OF SERVICES

          The services provided by the Company can be viewed as a spectrum ranging from traditional temporary services to value-added outsourcing solutions.

                   NORRELL CORPORATION'S SPECTRUM OF SERVICES



                                     [GRAPH]


          Traditional Temporary Services. Traditional temporary personnel may be assigned for either a specified or indefinite period of time as necessary to meet the needs of clients. The expense and inconvenience to a client of recruiting employees, including advertising, interviewing and testing, conducting reference and background checks and drug testing are reduced when temporary personnel are engaged. Use of these services also enables the client to eliminate or reduce record keeping, expenses associated with fringe benefits, turnover and related employee costs usually associated with its personnel. A client pays only for actual hours worked by temporary personnel and may terminate the use of temporary services without the adverse effects of layoffs.

          Staffing Services. The Company offers both short-term and long-term staffing options tailored to specific client needs. Through short-term staffing, also known as project or peak period staffing, the Company can meet fluctuating staffing requirements quickly and easily, helping clients maintain high levels of productivity without the need to add permanent staff. Short-term staffing is typically an assignment of less than six months and involves one-time, seasonal or recurring use of at least five temporary employees. Through long-term staffing, the Company provides and supervises temporary employees for functions or departments on an extended basis. Long-term staffing typically involves staffing specific positions for six months or more.

          Managed Staffing. The Company also emphasizes managed staffing, which is the staffing of positions with personnel on a planned and continuing basis, in most cases with an on-site Norrell manager who is trained to manage the contingent workforce process. Managed staffing represents a cost-effective solution for employers who spend a significant amount of administrative and personnel department time managing employees whose jobs are generally routine and are characterized by high turnover rates and also for employers in industries with fluctuating personnel needs. Such employers use staffing personnel as a valuable management tool to control overhead costs and enhance profitability. Examples of managed staffing clients of the Company include customer service centers, distribution centers, and various light manufacturing and packaging businesses. The Company's managed staffing business grew 26.9% during fiscal 1996 from $65.3 million in revenues in fiscal 1995 to $82.9 million in revenues in fiscal 1996.

           Master Vendor Partnering ("MVP"). The Company offers its MVP program to its clients in conjunction with its other service offerings. Under the MVP program the Company will, in addition to providing traditional temporary services or managed staffing, assume responsibility for coordinating all of the client's temporary help or staffing functions for one or more client locations. This coordination includes taking and filling client orders for services, employee scheduling, new employee orientation, personnel management, quality reviews, and payroll and invoice processing. These functions are handled by a Norrell on-site contract manager at the client location. As the Master Vendor, the Company establishes relationships with other service providers which may be used as specialty subcontractors to provide services in the event the Company does not fill an order with its own personnel. These subcontractors receive orders for services from the Company, usually sign a subcontract agreement with Norrell, render their invoices directly to the Company, and are paid by the Company. The Company provides the client with a single aggregated bill for all of the services provided by Norrell and any subcontractors. The client also looks to the Company as its single point of contact for placing orders for temporary services, responding to quality issues and pricing matters as well as preparing reports concerning usage of temporary services. During fiscal 1996, revenues from the Company's MVP program increased 66.7% from $85.8 million in fiscal 1995 to $143 million in fiscal 1996.

          The Company's traditional temporary and staffing services can be divided into four major categories:

          Administrative Support Services. Office services are provided by personnel possessing a wide variety of skills required in the workplace, including secretarial, reception, desktop publishing, transcription, typing, data entry, general clerical, switchboard and general office skills. Such services are most often required by clients at times of peak work loads or occasional absences or to fill ongoing staffing requirements. Through the diversity of skills of its personnel, the Company is able to satisfy the needs of its clients in virtually all areas of office services.

          Office Automation Services. The Company provides personnel with word processing and personal computer skills, including graphics specialists and trainers, as well as specialists for spreadsheet and data base applications. The Company not only seeks highly qualified and experienced operators to meet the needs of its clients, but also trains its employees using an extensive office automation cross-training curriculum. All Company-owned offices and franchised locations are equipped with personal computers using several of the most widely used word processing, data base and spreadsheet software applications. The Company has developed its own office automation testing, training and support programs, including course curricula designed for self-paced and instructional training.

          Technical and Light Industrial Services. Technical and light industrial services personnel are furnished for a variety of assignments, including general assemblers, machine attendants, shipping and receiving clerks, inventory personnel, packers and ticketers. The Company also provides semi-technical personnel, including printed circuit board assemblers, testers and inspectors. Managed staffing has been an effective delivery channel for the Company's technical and light industrial services.

          Home Health Aide Services. Home health services are provided by trained, certified home health aides and/or personal care aides in the patient's home. These certified aides meet the requirements of state Medicaid programs and generally provide personal care, cooking, cleaning, shopping and other essential day-to-day services to patients. These services are performed under contracts with the individual governmental entities administering the programs or with certified home health agencies. Norrell's certified aides do not provide any skilled nursing services.

          Outsourcing Services. The Company also provides outsourcing services. Through this offering, clients can obtain a broad range of administrative and business support services, with the Company assuming responsibility for managing the productivity and work output of the functions that it performs. Employees provide support tailored to the customer's needs on a long-term, contractual basis. The Company assumes responsibility and accountability for results of the function, including management of the people, the service delivery process and the technology resources, enabling the customer to focus on its core business. The Company's joint venture with Ernst & Young U.S. LLP - HealthTask Corporation
- has targeted outsourcing solutions to hospitals for certain office and administrative functions. In addition, during fiscal 1996, the Company entered into two joint ventures to provide a wide range of teleservices. Norcross Teleservices, Inc., a joint venture between the Company and the Cross Country Group LLC, provides teleservices to organizations that outsource their customer service functions. Norcross focuses on business-to-business and customer-to-business support, including customer service call centers and help desks. The Company owns a 51% interest in the Boston-based joint venture. The Company also owns a 51% interest in CallTask Incorporated, a joint venture between the Company and Harvard Teleservicing, Inc. CallTask primarily provides teleservices to assist clients with customer reservations, product information and order fulfillment.

          In fiscal 1996, the Company's outsourcing revenues were $208.1 million, with over 6,000 employees working at client locations. New business development continues to be a priority of the Company's management. International Business Machines Corporation ("IBM"), the Company's largest client, has engaged the Company to provide additional services during the current year. In addition to IBM, the Company has outsourcing agreements with other major clients, and outsourcing revenues from non-IBM customers increased $15.3 million during 1996 to $60.3 million.

          The Company's outsourcing services can be divided into several major business categories:

             Administrative Services. Administrative services include secretarial and clerical support, text processing, desktop publishing, graphics centers, management support teams and site management functions, such as mail services and reprographic services.

             Teleservices. Teleservices include managing information call centers, service/dispatch centers, PC product information and warranty maintenance centers as well as telephone service, network management and related customized programs.

             Accounting Services. Accounting services include performing accounting functions such as processing accounts payable, accounts receivable, employee travel reimbursement and asset tracking.

             Document Processing and Data Entry Services. These services include records management and a broad range of value-added services performed at Company locations or at customer sites.

             Human Resources Services. Human resources services include recruitment, testing, interviewing and selection for a client's workforce.

          Professional Services. During 1996, the Company expanded its capabilities in the information technology field and offers a full spectrum of services, from staff augmentation and recruiting to systems consulting. With the acquisition of information technology companies, the Company offers clients a variety of services, including systems planning and development, organizational consulting related to business transformation, project management, software systems integration, software development, and computer professionals for short-term and long-term assignments, including systems analysts, computer programmers and computer technicians. During fiscal 1996, revenues from the Company's information technology services were $50.5 million.

          The Company, through its Norrell Financial Staffing division, offers its clients temporary and permanent employees to perform accounting, bookkeeping and related financial services. During fiscal 1996, the Company experienced significant growth in financial staffing due to growth of existing accounts and an increase in office locations. In addition, subsequent to the fiscal year end, the Company acquired Accounting Resources, Inc., a privately held financial placement firm in Providence, Rhode Island, which provides staffing, permanent placement and executive search services to clients in various industries. Revenues from financial staffing increased from $2.9 million in fiscal 1995 to $14.6 million in fiscal 1996, an increase of $11.7 million.

          The Company offers its clients the option of combining any of the above services into a single integrated offering, as well as tailoring services specifically to customer requirements. By applying the principles of continuous quality improvement and business process engineering to each of these areas, the Company has been able to reduce costs and improve productivity for many of its clients.

QUALITY INITIATIVES

          The Company is dedicated to providing high quality services and believes it is an industry leader in its quality focus and related measurement systems. This quality focus helps attract and retain national accounts with customers seeking consistent results and a nationwide approach to their needs.

          In order to maintain a consistent quality standard for all of its temporary and staffing employees, the Company uses automated systems to screen and evaluate potential personnel, to make appropriate assignments, and to evaluate and review an employee's performance. The Company's quality system, Qualisys, is comprised of three major components: (i) Exact Match(TM), a screening and placement process which matches the employee to the client's needs; (ii) B.O.S.S., its Branch Office Support System, an extensive database of client and personnel information; and (iii) I.R.I.S.(TM), or Integrated Research Information System, by which the Company obtains direct client feedback and measures individual employee performance. These automated services enable the Company to provide staffing services quickly and efficiently, monitor client needs and utilization trends, measure the Company's quality and evaluate and train its employees. This extensive, integrated and automated quality measurement and control system distinguishes the Company from its competitors. With its outsourcing clients, the Company also develops customized performance measurement benchmarks and systems for each client contract as requested. These standards and systems are designed with client input and take into account clients' quality needs and standards.

          As a result of such quality initiatives, the Company has received recognition for the quality of its services by groups outside the temporary services industry. The Company has received the national award for Best Practices in Customer Satisfaction from Arthur Andersen's Enterprise Group. The Company has also received the Sears Partners in Progress Award, the Tennessee Quality Award and the Ford Q-1 Award. Ford gives its coveted Q-1 award only to selected vendors in recognition of outstanding quality and service. This award allows the Company to use the Ford Q-1 recognition in advertising and other promotional material. Such recognition for its quality services enhances the Company's ability to compete for larger and more complex contracts and business opportunities.

GROWTH OPPORTUNITIES

          The Company increased its revenues from $412.1 million in fiscal 1992 to $1,013.9 million in fiscal 1996. The Company continues to grow its business and increase the volume of services provided by (i) enhancing new service offerings; (ii) increasing the range of services provided to existing clients;
(iii) expanding into additional skill classes, functional areas and technology;
(iv) expanding its capabilities in higher-growth, higher-margin services; and
(v) entering into selected new geographic markets.

             The Company has employed an effective geographical expansion strategy with franchise locations providing penetration primarily in markets with lower density populations and Company-owned offices servicing major markets. This combination provides an increased local market presence and a broad network of service locations for national accounts. The Company also selectively considers the acquisition of local temporary service companies with strong market presence in order to efficiently enter new markets. Pursuant to this strategy, during fiscal 1996, the Company acquired Valley Temporary Services, Inc., a staffing firm in Phoenix, Arizona.

ORGANIZATIONAL STRUCTURE


          The Company provides its services through a network of Company-owned offices, franchised offices, outsourcing locations, and professional services offices. The table below sets forth certain historical information concerning the number of offices and outsourcing locations:

                                                                              As of the End of Fiscal
                                                                                       Year
                                                                            ---------------------------
                                                                            1992 1993  1994  1995  1996
                                                                            ---- ----  ----  ----  ----

       Company-Owned Offices...........................................      115  115   115   121   133
       Franchised Offices (1)..........................................      112  103   107   119   133
       Outsourcing Locations (2).......................................       43   59    75    91   105
       Professional Services Offices...................................        1    2     2    21    30
                                                                            ---- ----  ----  ----  ----
              Total Company Offices and Locations......................      271  279   299   352   401
                                                                            ==== ====  ====  ====  ====

          Company-Owned Operations. The Company owns and operates temporary personnel services offices in major markets, each of which is managed by a Norrell manager who is responsible for most aspects of the Company's business within that market. These responsibilities include sales and client development, recruitment and retention of temporary employees and the implementation of Norrell's marketing strategies. The Company provides extensive training to field managers, sales representatives and operations personnel in all of these areas. A substantial portion of field employees' compensation is based on financial performance, including the attainment of profit objectives. Company-owned offices operating in "middle markets" (generally markets with populations between 500,000 and 1.5 million people) are operated under special incentive arrangements by managers who receive lower salaries and higher incentive compensation relative to managers of other Company-owned offices.

          Franchised Operations. The Company currently operates franchised offices throughout the United States and in Canada and Puerto Rico. The Company developed its initial franchise strategy in the mid-1960s as an important element of its overall growth plans. Franchising provides the opportunity to enter targeted markets with substantially less capital than would be required to establish Company-owned offices. The Company's primary franchise target markets are cities with populations between 50,000 and 500,000 people. The Company also establishes franchised offices under its trade name Dynamic People to increase market penetration in major markets in which the Company may also operate Company-owned offices.

         The preferred franchisee is a person who is familiar with a particular local market and its business network, has a background in sales and exhibits entrepreneurial qualities characteristic of a small business owner. The franchised operation is designed to allow a franchisee to operate the business autonomously within the framework of the Company's policies and standards. A franchisee has the exclusive right to operate as a temporary personnel services provider for specific services within a designated geographic area using the Company's trade names, advertising materials, sales programs, operating procedures and proprietary and licensed systems as described in the franchise agreement.

         Franchise agreements generally have 10 to 15 year terms and are subject to earlier termination as provided in the franchise agreement. Under the franchise agreements, all customers and temporary employees are the customers and employees of the Company rather than of the franchisee. The Company is responsible for all billing and collection procedures and pays the wages of all temporary personnel. The current franchise agreement provides that the franchisee receives between 40% and 60% of franchise gross profits depending upon the volume of gross profits generated by the franchisee. The franchisee is responsible for the overhead of its own operations, such as utilities, office furniture and equipment, rent and staff personnel. The Company receives no initial franchise fee upon the commencement of a franchise relationship. The Company estimates that a franchisee will need working capital of $70,000 to $140,000 to open and operate a franchised office.

-----------------
1/ Occasionally, the Company acquires a franchised office and operates it as a Company-owned office until it is refranchised. Such offices are included in franchised locations.

2/      Outsourcing services are generally performed at the clients' facilities.

         The franchise division assists and supports its franchisees through regional managers and training development teams. The Company has entered into agreements with the majority of the franchisees pursuant to which the franchisee agrees to provide certain services for a fee in order to assist the Company in certain outsourcing business which is performed in the franchisee's territory. Those services could include recruiting, basic testing and training of personnel, and interviewing persons seeking employment as outsourcing services employees. In the event the Company needs to use temporary services in the course of providing outsourcing services, the franchise owner may provide such services. In addition, the Company selectively allows franchise owners to perform financial staffing services depending upon market size, the amount of financial staffing business involved, and the ability of the franchise owner to meet the needs of the particular client. Franchise owners do not provide outsourcing services in the teleservices area or services in the Company's information technology business.

     Outsourcing Locations

         The Company currently has operations at sites throughout the United States responsible for the delivery of outsourcing services. The majority of the Company's outsourcing operations are located on site at its customers' facilities, and the remaining outsourcing sites are located in leased offices. Other than regional offices and its corporate offices in the Company's headquarters building, the Company's outsourcing subsidiary does not maintain sales or administrative offices separate from the locations at which client services are performed, allowing the Company to control the growth of overhead costs.

         Outsourcing services are delivered by employees who are hired by the Company to perform services during the term of an outsourcing contract. These employees and related field operations are managed by the Company's site managers and area managers who are responsible for service delivery, customer satisfaction, and sales of additional services to current customers through both expansion of existing contracts as well as the addition of new contracts.

         Outsourcing field operations are supported by a centralized staff which is responsible for pricing of new or additional business, payroll, performing client process studies, management training and implementation services, which includes the initial recruiting, screening, testing, hiring and training of employees at the start of a new outsourcing services contract.

SALES AND MARKETING

         The Company has developed a sales and marketing strategy which is implemented through its Company-owned and franchised staffing services offices and its on-site and off-site outsourcing services locations. The Company focuses these efforts both on a national and local level. The national sales effort is coordinated by a national account team located in the home office and in the local division offices. The local branch offices provide the service and sales efforts needed to support the large national customers. Pursuing national account partnerships is important to the Company's growth due to the consolidation of vendors by large national clients and due to the broad spectrum of services these customers desire. Local accounts are developed by the Company-owned and franchised offices primarily through client referrals, community involvement and direct contacts with prospective clients. Contacts are made through sales representatives, telephone marketing calls and direct mail solicitation.

         For all traditional temporary and staffing clients, national and local, the Company has developed a system of formal consultation with its clients' management to determine the clients' specific requirements and to evaluate their potential use of staffing personnel. This approach involves: (i) an in-depth study of the client's corporate attitudes and departmental organization to gain insight into the client's operating philosophy; (ii) an analysis of the client's performance expectations and work experience requirements for staffing personnel; (iii) a job-by-job analysis of the cost effectiveness the client can expect from the use of the Company's staffing employees; and (iv) on-going management reports evaluating the actual results of utilizing the Company's services. This process facilitates an effective match of a client's needs with skills of the staffing employee and enables the client to analyze its use of staffing services. The Company offers all clients the "Norrell Guarantee", under which a client will not be billed if the client is not satisfied with a temporary employee's performance.

         The Company's sales efforts for its outsourcing and professional services offerings are accomplished by both the field sales organization and the national accounts teams. Functional experts from Norrell's broad spectrum of services, including ATR, ANATEC, Comtex, Norrell Financial Staffing, Tascor, Norcross and CallTask, assist the sales team in their selling efforts. New sales are generally made to companies at the senior executive level. Sales of outsourcing and professional services to an existing client are made by both the operations management team responsible for the client and the above-mentioned personnel.

         The development of awareness and preference for both the Norrell brand and our service offerings is a primary initiative of the sales and corporate marketing organizations. Through a variety of national and local marketing and media vehicles, the Company communicates the attributes of a brand position and service offerings to current customers, prospects and the business community. For recruitment purposes, the Company and its franchisees utilize a multi-media marketing strategy to attract and retain employees to fill the broad spectrum of staffing and outsourcing services.

RECRUITING AND PLACEMENT

         The Company's temporary and staffing personnel are primarily individuals between jobs or careers, individuals re-entering the job market or individuals who prefer the flexibility and variety of temporary or shorter-term work assignments. A substantial proportion of new temporary personnel are obtained through referrals by other Norrell personnel. Temporary and staffing personnel are also recruited through local and national advertising media. Due to shortages in the labor market, the Company focuses upon developing and implementing recruiting techniques which will attract and retain qualified personnel.

         The Company conducts an interviewing and testing process to screen and evaluate the skills of potential personnel. Company-developed or purchased programs are used to determine skill levels and work attitudes in order to assist in making proper assignments. The Company provides training programs to increase and improve the skills of its personnel. To maintain the quality and effectiveness of its temporary and staffing workforce employees, the Company uses the I.R.I.S. system to review an employee's performance with the client.

         To be able to meet demand for qualified home health personnel, who are generally in short supply, the Company recruits employees and conducts a two-week training program to qualify employees as certified home health aids or a one-week training program to qualify them as personal care aides. These training programs effectively increase the Company's supply of qualified aides.

MANAGEMENT INFORMATION SYSTEMS

         The Company's management information systems have been established to allow the Company to maintain state-of-the-art capabilities while at the same time reducing management's time and involvement in systems issues. In December 1992, the Company entered into an agreement with Integrated Systems Solutions Corporation ("ISSC"), a subsidiary of IBM, for information systems operations, development of new systems and maintenance of current software systems and related services. In December 1995, the agreement was reduced in scope. The Company assumed responsibility for development of new systems and maintenance of current software systems. The services currently being provided by ISSC include operating the Company's data center and data network, maintaining the hardware in the data center and data network, generating printed reports previously prepared by the Company and providing storage and disaster recovery for all data media. The agreement with ISSC provides the Company with virtually unlimited computer data storage and operating capacity to meet future information and systems operations needs. This agreement expires on March 31, 2003 unless extended by the Company and ISSC.

         In 1995 the Company began replacing certain legacy systems. The primary purpose of this initiative is to install state-of-the-art systems throughout the Company and support the substantial growth of the Company, provide better support for the Company's national account strategy, and to facilitate integration of newly acquired companies. These systems will complete the Company's transition to Client/Server Systems. In 1997 and beyond, the Company will leverage this new platform to introduce system extensions which will enhance productivity and further our competitive edge.

          The Company believes that its B.O.S.S., I.R.I.S.(TM), Exact Match(TM) and proprietary payroll systems give the Company a competitive edge in service delivery over its competitors, in that selected client and temporary employee information, including client satisfaction survey results, are available electronically in each office and at the corporate headquarters.

CLIENTS

         During fiscal 1995 and 1996, revenues generated by the Company from contracts with IBM equaled $136.2 million and $158.6 million, respectively, representing 16.2% and 15.6% respectively, of the Company's consolidated revenues for such periods. Approximately 31.0% and 21.4% of these revenues were received during fiscal 1995 and fiscal 1996, respectively, for services performed under a Management Services Agreement. The balance of the Company's IBM-related revenues are consolidated under multiple contracts with different purchasing units within IBM.

        During fiscal 1996, revenues generated by the Company from contracts with United Parcel Service, Inc. ("UPS") equaled $122.2 million representing 12.0% of the Company's consolidated revenues for fiscal 1996.

        No other client accounted for more than 10% of the Company's consolidated revenues for fiscal 1996 or 1995.

COMPETITION

         The temporary services industry is highly competitive with more than 7,000 temporary services companies operating in the United States. The temporary personnel services provided by the Company also are provided by several other companies with nationwide operations that have substantially greater resources than the Company. In addition, the Company competes with numerous local and regional companies, which are frequently the strongest competitors in their particular markets. Accordingly, the Company's competition varies from market to market. Although the Company and other national firms benefit from having nationally recognized names, the Company believes that its customers primarily differentiate among firms by comparing the quality of personnel and services provided by each local office. Companies typically use more than one temporary services firm to satisfy their temporary personnel requirements.

         The largest competitors of the Company's temporary and staffing personnel offerings include Kelly Services, Inc., Manpower Inc., Adia Services, Inc., AccuStaff, Inc., The Olsten Corporation, and Interim Services. In addition, there are a number of other firms with annual sales in excess of $100 million, many of which are regional and/or emphasize specialized niches. There are also numerous local and single office firms which are able to compete on price because of their lower overhead structures. These firms are typically located in one city and some are able to compete effectively on that limited basis.

         The Company believes that no single competitor has more than a 10% share of the national temporary services market. Nevertheless, it is expected that the industry will continue to consolidate with the large national firms increasing their market share at the expense of firms which are large enough to require sophisticated information-based systems for the placement of temporary personnel and payroll functions for their offices but may lack the capital to compete operationally with larger industry competitors.

         The temporary health care market also is highly fragmented and competitive at the local level. While several national health care companies compete with the Company in its markets, many local health care staffing services and home health agencies also compete with the Company. Selections of home health aide services are made primarily on a local basis by agencies and health care administrative personnel.

         The principal competitive factors in the temporary services industry are the availability and quality of personnel, the level of service, the effective monitoring of job performance and the price of service. The Company believes that it competes favorably in these areas.

         The Company believes that the largest companies that compete with its outsourcing offering are "niche" players which do not compete with the Company's full range of outsourcing services. These outsourcing services providers offer a more limited range of services, assuming responsibility for functions such as food services, facilities maintenance, mailrooms or reprographics.

         The Company considers its principal competitors for its outsourcing services to be companies such as Pitney-Bowes, Inc., an equipment manufacturer which provides mailroom services; Manpower; Xerox, an equipment manufacturer that provides reprographics services; Kelly Services, and other large temporary services firms which are attempting to expand their services offerings; and Host Marriott Corporation, which is expanding beyond its traditional hospitality and food services operations in the area of facilities staffing.

         In the professional services industry, a large number of national companies provides information technology consulting services related to systems planning and development and business processes and transformation, including Andersen Consulting & Co., IBM Global Services, and Electronic Data Systems. Staff augmentation services in the information technology field are provided primarily by regional and local firms as well as some national firms. Competitive factors in the information technology industry are a proven track record in the marketplace, recruitment and retention of employees with the appropriate skills, development and implementation of effective methodologies, and process and business expertise.

PERSONNEL

         As of January 8, 1997, the Company had a staff of approximately 1,300 (excluding temporary employees and employees who perform services on outsourcing contracts). The Company maintains employment contracts with all executive and most field personnel which, among other things, provide agreements not to compete with or solicit customers of the Company after termination of employment for varying periods of time. As of January 8, 1997, the Company employed approximately 6,600 outsourcing services personnel, and approximately 220,000 temporary personnel were employed by the Company during calendar year 1996, including those operating out of franchised offices. As of January 8, 1997, the Company's information technology companies employed 194 individuals (excluding employees who perform services at client locations) and an additional 1,078 employees were assigned to clients to perform systems-related services. This includes employees of Comtex, acquired by the Company on January 2, 1997. As of January 8, 1997, Comtex had a staff of 55 internal employees and employed an additional 222 individuals to perform services at client locations. The Company has no collective bargaining agreements with its employees. The Company believes that it has good relations with its employees.

SERVICE MARKS

         The Company is the owner of various service marks, including Norrell, The Norrell Advantage, Dynamic, Dynamic People, Smarter Ways to Get Things Done, Tascor and ANATEC. The Company protects its service marks and believes that the "Norrell" service mark is an important asset to the Company's operations.

GOVERNMENTAL REGULATION

         The marketing of the Company's franchises is subject to the disclosure requirements of the Federal Trade Commission and the registration and/or disclosure requirements of certain states. In certain states, the Company's relationship with its franchisees also are governed by the franchise laws of such states.

         The Company's home health aide business operates in New York, New Jersey, and Pennsylvania which require licensing of home care providers. In those states, the Company is subject to periodic licensure surveys to ensure continued compliance with licensing requirements. A change in control or the sale of the Company's home health aide business must be approved by the Public Health Council of the New York State Department of Public Health.

         In certain states, companies which engage in permanent placement are subject to regulations. The Company analyzes the applicability of these state regulations to the permanent placement activities of Norrell Financial Staffing and complies with these requirements, if applicable. In addition, certain states require licensure and otherwise regulate companies which provide employee leasing services. The Company analyzes these state laws in light of its service offerings and complies when the state law is applicable.

SEASONALITY

         Revenues and profits generated in the Company's fourth fiscal quarter (August through October) are typically the highest of its four fiscal quarters. Management believes that this results from a heavier demand during this period and because the fourth quarter includes only one nationally observed holiday. Conversely, revenues for the first fiscal quarter (November through January) are typically the lowest of its four fiscal quarters due to the reduced number of business days for many of the Company's clients because of the number of observed holidays and inclement weather. Revenues and operating profits for the Company's first quarter are typically less than the fourth quarter of the previous year.

ITEM 2. PROPERTIES

     The Company leases approximately 150,000 square feet of the building which houses its office headquarters pursuant to a lease agreement which will expire June 30, 2007.

     On October 27, 1996, the Company was committed under operating leases for office facilities and certain equipment. Aggregate minimum rental requirements under these leases are as follows:


                    -----------------------------------------
                        YEAR                  AMOUNT
                                          (IN THOUSANDS)
                    -----------------------------------------
                    1997                      $ 9,858
                    -----------------------------------------
                    1998                        8,511
                    -----------------------------------------
                    1999                        6,881
                    -----------------------------------------
                    2000                        5,796
                    -----------------------------------------
                    2001                        4,790
                    -----------------------------------------
                    Thereafter                 20,115
                    -----------------------------------------
                    TOTAL                     $55,951
                    -----------------------------------------

ITEM 3.       LEGAL PROCEEDINGS

         The Company is, from time to time, a party to ordinary, routine litigation incidental to the Company's business. In the opinion of management, the ultimate resolution of all pending litigation will not have an adverse effect on the Company's business or financial condition.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of fiscal 1996 to a vote of security holders.

ITEM 4A.      EXECUTIVE OFFICERS OF THE COMPANY

         The Company's executive officers are elected annually and serve at the discretion of the Board of Directors. Information concerning the executive officers, as of January 1, 1997, is provided below.

        Name                                   Age     Position
        ----                                   ---     --------
        Guy W. Millner......................   60      Chairman of the Board
        C. Douglas Miller...................   55      Director, Chief Executive Officer, President
        Larry J. Bryan......................   53      Director, Executive Vice President
        Thomas A. Vadnais ..................   49      Director, President and Chief Operating Officer, Tascor
                                                         and Vice President, National Service Management
        Stanley E. Anderson.................   43      Senior Vice President of Business Development
        James L. Donahue....................   52      Vice President and General Manager, West Division,
                                                        Norrell Services
        Caress C. Kennedy...................   46      Vice President and General Manager, Northeast Division,
                                                         Norrell Services
        Ronald T. Self......................   40      Senior Vice President and General Manager, Metro
                                                         Markets Division, Norrell Services
        Eugene F. Obermeyer.................   53      President and Chief Operating Officer, Franchise Division,
                                                         Norrell Services, Vice President of the Company
        Mark H. Hain........................   47      Vice President, Secretary and General Counsel
        Peter F. Rosen......................   49      Vice President, Human Resources
        C. Kent Garner......................   50      Vice President and Chief Financial Officer
        Thomas E. Fricks....................   48      Vice President and Chief Information Officer
        Stanley Smith.......................   47      Vice President and General Manager, North Central
                                                         Division, Norrell Services
        Theresa G. Williams.................   37      Vice President and General Manager, Mid Atlantic
                                                         Division, Norrell Services
        Robert W. Grissom, Jr...............   39      Vice President, Marketing
        Timothy  E. Tindle..................   41      President and Chief Executive Officer, ANATEC
        Charles F. Phillips.................   40      President, ATR
        Michael C. Mullins..................   48      Chairman and Chief Executive Officer, Comtex

         Guy W. Millner founded the predecessor of the Company in 1961 and has served as Chairman of the Board since that time. He served as President and Chief Executive Officer of the Company from November 1983 until October 15, 1993. Mr. Millner is on an unpaid leave of absence effective November 15, 1995.

         C. Douglas Miller was elected Chief Executive Officer and President of the Company effective October 15, 1993. He joined Norrell Services in 1979 and has served since that time as an Area Manager, Regional Manager, Vice President and General Manager of the Franchise Division, and President and General Manager of the Franchise Division for Norrell Services; and as Vice President, President and Chief Operating Officer of the Company. Before joining Norrell Services, Mr. Miller spent 11 years with IBM, most recently serving as Marketing Manager for Major Accounts in the Atlanta Office.

         Larry J. Bryan joined the Company in October 1985 and is an Executive Vice President of the Company. Prior to his current position, Mr. Bryan was Chief Financial Officer of the Company. From 1984 until he joined the Company, Mr. Bryan served as Senior Vice President and Chief Financial Officer of American First Corporation. From 1975 to 1984, Mr. Bryan served as Chief Financial Officer and in other capacities of divisions or subsidiaries of Pepsico, Inc., including Pepsico Bottling Group, Taco Bell, Inc., and Leeway Motor Freight, Inc.

         Thomas A. Vadnais joined Tascor on September 1, 1992 and served as Vice President -- General Manager until October 31, 1993 when he was elected President and Chief Operating Officer of Tascor. Mr. Vadnais is also Vice President, National Service Management and has served in that capacity since October, 1995. Prior to joining Tascor, Mr. Vadnais was a Vice President of Operations for the national distribution division of IBM where he was employed for 24 years.

         Stanley E. Anderson has been employed by Norrell Services since 1981. He is currently Senior Vice President of Business Development, a position he assumed in February, 1996. Prior to that time, he held the positions of Vice President and General Manager, Southeast Division, Vice President and General Manager, East Division, Vice President of Franchise Development, Regional Manager, Branch Manager, and Sales Training Manager.

         James L. Donahue is presently Vice President and General Manager for the West Division of Norrell Services. He has been employed by Norrell Services since August, 1994. Prior to that time, he was Vice President of a temporary services firm in San Juan Capistrano, California from April 1991 until August, 1994.

         Caress C. Kennedy has been employed by Norrell Services since 1992. She is presently Vice President and General Manager, Northeast Division. She previously held the position of Market Vice President in New York and New Jersey. Prior to joining Norrell Services, Ms. Kennedy was employed by Thompson Financial Services as Senior Vice President of Sales and Marketing and by Xerox as Vice President of Marketing, and Vice President of Strategic Planning and New Business Development.

         Ronald T. Self joined Norrell Services on August 31, 1990. He is Senior Vice President and General Manager, Metro Markets Division, Norrell Services. He has held the position of Vice President and General Manager, Central Division, Vice President - Major Accounts and Market Vice-President. From 1986 to 1990, Mr. Self was employed by Coca-Cola U.S.A., Atlanta, Georgia, most recently as Southeast Area Manager.

         Eugene F. Obermeyer has been employed by Norrell Services since July 1, 1979. He has been the President and Chief Operating Officer of the Franchise Division of Norrell Services since 1991. He previously held the positions of President and Chief Operating Officer, Southeast Division, Regional Vice President and Regional Manager, District Manager and Branch Manager.

         Mark H. Hain has been Vice President, Secretary and General Counsel to the Company since March 1, 1988, when he joined the Company.

         Peter F. Rosen is presently Vice President, Human Resources for Norrell Corporation and has served in that capacity since September, 1995. Prior to that time, he was Senior Vice President of Human Resources for GAB Robbins, and Director of Human Resources for SmithKline Beecham.

         Thomas E. Fricks serves as Vice President and Chief Information Officer of the Company and has served in that capacity since he joined the Company in August, 1994. From 1983 until 1992, Mr. Fricks was employed by Contel Corp. as Vice President of Information Services. From 1992 until 1994, Mr. Fricks was Vice President of the Telecommunications Group for American Management Systems, Inc.

         C. Kent Garner is a Vice President and the Chief Financial Officer of the Company, and has served in that capacity since joining the company in October, 1995. Prior to joining the Company, Mr. Garner was Chief Financial Officer of Dollar General Corporation and Treasurer of Vulcan Materials Company.

         Stanley Smith is Vice President and General Manager of the North Central Division of Norrell Services and has held that position since February, 1996. Prior to February, 1996, Mr. Smith held the position of Regional Vice President, North Central Region, Norrell Services from March, 1989 until February, 1996.

         Theresa G. Williams has been the Division Vice President, and, General Manager of the Mid Atlantic Division for Norrell Services since February, 1996. Ms. Williams has been employed with the Company since

March, 1984 and has previously held the positions of Region Vice-President, Region Manager and Branch Manager.

         Robert W. Grissom, Jr. has served as Vice President, Marketing since February, 1996. Mr. Grissom has also held the positions of Vice President, New Market Development, Region Vice President, Franchise Division and Region Manager, Franchise Division.

         Timothy E. Tindle is President and Chief Executive Officer of Analytical Technologies, Inc. ("ANATEC") and has held that position since 1994. Prior to his association with ANATEC, Mr. Tindle was employed with Compaq Computer Corporation for approximately 11 years where he served as Director, National Support Center, Director, Systems Support and National Service Manager.

         Charles F. Phillips is President of American Technical Resources, Inc. and has served in that capacity since February, 1986.

         Michael C. Mullins is President and Chief Executive Officer of Comtex Information Systems, Inc., a company he founded in 1976.



                                     PART II

ITEM 5.     MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock began trading on the New York Stock Exchange on October 30, 1995 under the symbol NRL. Prior to this date, the Company's Common Stock traded in the over-the-counter market on the National Association of Securities Dealers, Inc.'s Nasdaq National Market. Prior to July 26, 1994, there was no established public trading market for the Common Stock of the Company. The following table sets forth the quarterly closing price ranges for the Company's last two fiscal years.

                                        HIGH/LOW STOCK PRICE

                                      HIGH                 LOW
                                      ------------------------

         First Quarter, 1995      $     9 7/8         $     7 3/4

         Second Quarter, 1995     $    12 1/8         $     9 1/2

         Third Quarter, 1995      $    12 1/8         $     9 1/2

         Fourth Quarter, 1995     $    17             $    11 3/4

         First Quarter, 1996      $    16 5/8         $    13 1/4

         Second Quarter, 1996     $    19 1/8         $    12 3/4

         Third Quarter, 1996      $    28 3/4         $    18 3/8

         Fourth Quarter, 1996     $    33             $    26 5/8

     At January 8, 1997, there were 211 registered record holders of the Company's Common Stock.

     The Company declared a dividend on its Common Stock of $.03 per share in December, 1994, March, 1995, April, 1995 and September, 1995. The Company declared a dividend on its Common Stock of $.035 per share in December, 1995, March, 1996, June, 1996 and September, 1996. The Company declared a dividend of $.04 per share on its Common Stock in December, 1996. The Company's loan agreement restricts the amount available for the payment of dividends to not more than 40% of the Company's cumulative net income since November 1, 1993.

     On August 5, 1996, the Company issued an aggregate of 1.0 million shares of its Common Stock, no par value, to five shareholders of ATR in exchange for all of the issued and outstanding stock of ATR, pursuant to a merger and reorganization transaction treated as a pooling of interests. Exemption from registration is claimed pursuant to Section 4(2) of the Securities Act of 1933 due to the limited number of purchasers and isolated nature of this transaction.

ITEM 6.  SELECTED FINANCIAL DATA


                      SELECTED CONSOLIDATED FINANCIAL DATA

     The following Selected Consolidated Financial Data with respect to the Company's consolidated statements of income for the years ended October 27, 1996, October 29, 1995 and October 30, 1994 and, with respect to the Company's consolidated balance sheets as of October 27, 1996 and October 29, 1995, have been derived from the Company's Consolidated Financial Statements for such years which have been audited by Arthur Andersen LLP, and are included elsewhere herein. The Selected Consolidated Financial Data with respect to the Company's consolidated statements of income for the years ended October 31, 1993 and November 1, 1992, and, with respect to the Company's consolidated balance sheets as of October 30, 1994, October 31, 1993 and November 1, 1992, have been derived from the Company's Consolidated Financial Statements for such years which have been audited by Arthur Andersen LLP. The following data should be read in conjunction with the Company's Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                       Fiscal Years
                                                         (In thousands, except per share amounts)
                                            October 27,   October 29,   October 30,   October 31,    November 1,
                                               1996          1995          1994          1993          1992
                                            ----------    ----------    ----------    ----------    ----------

INCOME STATEMENT DATA:
Revenues                                    $1,013,877    $  842,360    $  701,921    $  576,748    $  412,071
  Cost of services                             795,013       656,517       543,330       436,287       304,427
                                            ----------    ----------    ----------    ----------    ----------
  Gross profit                                 218,864       185,843       158,591       140,461       107,644
Operating expenses                             169,206       149,745       128,919       117,196        87,843
Depreciation and amortization                    5,904         4,261         4,677         3,596         7,586
Write-off of goodwill                             --            --            --           6,584          --
Write-off of software development costs           --            --            --           1,527          --
Provision for lease, legal and other charges      --            --            --           1,381          --
                                            ----------    ----------    ----------    ----------    ----------
  Income from operations                        43,754        31,837        24,995        10,177        12,215
                                            ----------    ----------    ----------    ----------    ----------
Other income (expense)
  Recovery of preferred
   stock investment                               --            --           5,000          --            --
Interest expense                                (1,200)         (365)       (1,956)       (3,797)       (4,618)
Other                                           (1,485)       (1,628)         (408)         (398)         (838)
                                            ----------    ----------    ----------    ----------    ----------
                                                (2,685)       (1,993)        2,636        (4,195)       (5,456)
                                            ----------    ----------    ----------    ----------    ----------

Income from continuing
 operations before income taxes                 41,069        29,844        27,631         5,982         6,759
Income taxes                                    15,812        12,518        11,827         2,699         3,652
                                            ----------    ----------    ----------    ----------    ----------
Income from continuing operations               25,257        17,326        15,804         3,283         3,107

Discontinued operations:
  Loss from operations, net                       --            --            --          (2,909)         (843)
  Gain (loss) on disposal, net                    --            (348)         --           5,813          --
Extraordinary item                                --            --            --            (499)         --
Cumulative effect of change in
  accounting principle                            --            --           3,414          --            --
                                            ----------    ----------    ----------    ----------    ----------
Net income                                  $   25,257    $   16,978    $   19,218    $    5,688    $    2,264
                                            ==========    ==========    ==========    ==========    ==========

Earnings (loss) per common share:
  Continuing operations                     $     1.00    $     0.71    $     0.69    $     0.13    $     0.13
  Discontinued operations                         --           (0.01)         --            0.12         (0.04)
  Extraordinary item                              --            --            --           (0.02)         --
  Cumulative effect of change in
       accounting principle                       --            --            0.15          --            --
                                            ----------    ----------    ----------    ----------    ----------
Net income                                  $     1.00    $     0.70    $     0.84    $     0.23    $     0.09
                                            ==========    ==========    ==========    ==========    ==========

Weighted average number of shares               25,344        24,357        22,782        24,872        23,895

CONSOLIDATED BALANCE SHEET DATA:
      Current assets                        $  167,388    $  138,495    $  111,735    $  120,612    $   83,438
      Working capital                           64,590        55,492        46,952        30,556        27,662
      Total assets                             263,231       182,024       153,243       166,274       138,308
      Long-term debt                            23,316         2,057           386        19,180        27,763
      Shareholders' equity                      98,032        72,934        67,266        43,600        44,515

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this Form 10-K.

INTRODUCTION

         The Company is organized into three service groups: Staffing Services, which provides temporary administrative, teleservices and light industrial staffing; Professional Services, which provides information technology and accounting staffing; and Outsourcing Services, which provides administrative services and teleservices through contracts in which the Company assumes responsibility for the results of a client process. The Company's customers are businesses, professional and service organizations, and government agencies in the United States and Canada.

         Revenue is generally recognized upon the performance of services. Certain services are performed under long-term contracts and revenue from these contracts is recognized by the percentage-of-completion method.

         A portion of the Company's revenues is attributable to franchised operations. Employees and customers of the franchised operations are employees and customers of the Company. The Company includes such revenues and related direct costs in its revenues and cost of services, respectively. The net distribution paid to franchisees is based upon a percentage of the gross profit generated and is included in the Company's selling, general and administrative expenses.

         In years prior to fiscal 1996, the Company's fiscal year ended on the Sunday closest to October 31. In 1996, the fiscal year end was changed to the last Sunday in October. The fiscal year ended October 27, 1996 is referred to as "1996", the fiscal year ended October 29, 1995 is referred to as "1995" and the fiscal year ended October 30, 1994 is referred to as "1994".

RESULTS OF OPERATIONS

         The following table sets forth certain statement of income items as a percentage of revenues for 1996, 1995 and 1994:

                                                     1996         1995         1994
                                                    ------       ------       ------

Revenues                                             100.0%       100.0%       100.0%
Cost of services                                      78.4         77.9         77.4
                                                    ------       ------       ------
    Gross profit                                      21.6         22.1         22.6
Operating expenses                                    16.7         17.8         18.4
Depreciation and amortization                          0.6          0.5          0.6
                                                    ------       ------       ------

   Income from operations                              4.3          3.8          3.6

Other income (expense)
  Recovery of preferred stock investment              --           --            0.7
  Interest expense                                    (0.1)        (0.1)        (0.3)
  Other                                               (0.1)        (0.2)
                                                    ------       ------       ------
Income from continuing operations before income
  taxes                                                4.1          3.5          3.9
Income tax expense                                     1.6          1.4          1.6
                                                    ------       ------       ------
Income from continuing operations                      2.5          2.1          2.3
                                                    ------       ------       ------
Net income                                             2.5          2.0          2.7
                                                    ======       ======       ======

YEAR ENDED OCTOBER 27, 1996 COMPARED TO YEAR ENDED OCTOBER 29, 1995

         Revenues increased 20.4%, or $171.5 million to $1,013.9 million in 1996. Staffing Services revenues grew 16.7% to $740.7 million, and accounted for 73.1% and 75.3% of total 1996 and 1995 revenues, respectively. Staffing Services volume, as measured by hours that staffing employees worked, increased 12.4% and prices rose 3.9% compared to 13.4 % and 7.0% for 1995. Staffing Services office openings, net of closings, for 1996 included 12 company-owned and 14 franchise offices. During 1996, the Company acquired two information technology companies:
Analytical Technologies, Inc., and ANATEC Canada, Inc. (collectively "ANATEC") and American Technical Resources, Inc. ("ATR"). ANATEC, which specializes in information technology consulting, project management, training, and software systems integration, was purchased for cash on July 15, 1996. ATR, which provides short and long-term contract programmers, was acquired in a transaction accounted for as a pooling of interests on August 5, 1996. These two acquisitions plus the Company's existing Financial Staffing division, which provides temporary accounting and financial staffing, have been combined into the Professional Services group. The accompanying financial statements include the results of operations of ANATEC from July 15, the acquisition date. ATR was accounted for as a pooling and, accordingly, the accompanying financial statements include the results of ATR for all periods presented. Professional Services revenues were $65.1 million in 1996 compared to $34.0 million in 1995, a 91.5% increase. Professional Services offices increased by 9 to a total of 30 offices. Outsourcing Services revenues grew 19.7% to $208.1 million. Outsourcing Services revenues from customers other than IBM increased $15.3 million from 1995 to $60.3 million. Included in Outsourcing Services revenues was the recognition of $2.2 million and $4.5 million in 1996 and 1995, respectively, of deferred gain from the return in January 1995 of Company stock held by IBM. Outsourcing Services sites increased by 14 to a total of 105 sites.

         Gross profit increased 17.8%, or $33.0 million, to $218.9 million in 1996. Gross margin (gross profit as a percent of revenues) decreased from 22.1% in 1995 to 21.6 % in 1996. Staffing Services gross margin decreased slightly from 22.4% in 1995 to 22.0% in 1996. During the first quarter of 1996, workers' compensation liability for the franchise division of Norrell Services was adjusted to give effect to much better than expected loss experience. The adjustment resulted in a reduction of $800,000 in cost of services which added 0.1% to the Staffing Services gross margin. Without this adjustment, gross margin declined to 21.9% in 1996. Outsourcing Services gross margin declined from 20.4% in 1995 to 18.2% in 1996 due to the renegotiation of a large contract with IBM. The renegotiation extended the contract term through December 1998. Of the 2.2 percentage point decline in Outsourcing Services gross margin, 1.8 percentage points were the result of the renegotiation. Professional Services gross margin increased from 24.6% in 1995 to 27.6% in 1996.

         Operating expenses increased 13.0%, or $19.5 million. Depreciation and amortization expense increased 38.6%, or $1.6 million. The increase included $2.6 million of higher franchise commissions associated with increased franchise revenues, $15.7 million of increased personnel and personnel related costs, and $2.1 million of increased costs associated with 1996 additions to offices and sites.

         Interest expense increased from $365,000 in 1995, to $1.2 million in 1996 as a result of borrowings to fund the purchase of ANATEC.

         Other expense decreased from $1.6 million in 1995 to $1.5 million in 1996. Included in other expense is the Company's share of losses from its 50% ownership in a joint venture formed in October 1994 to provide administrative outsourcing for health care facilities. The losses totaled $830,000 in 1996 and $875,000 in 1995. Other expenses for 1995 also included a loss of $307,000 from the sale in October 1995 of rental real estate. The property had a net book value of $4.3 million and the Company received cash and a $3.4 million three-year, 7% note.

         The effective income tax rate declined from 41.9% in 1995 to 38.5% in 1996 primarily as a result of reduced stated income taxes.

         Earnings per share from continuing operations rose to $1.00 in 1996 from $.71 in 1995. The 1995 period included a discontinued loss of $.01 per share.

YEAR ENDED OCTOBER 29, 1995 COMPARED TO YEAR ENDED OCTOBER 30, 1994

         Revenues increased 20.0%, or $140.4 million, to $842.4 million in 1995. Staffing Services revenues grew 21.3%, or $111.4 million, and accounted for 75.3% and 74.5% of total 1995 and 1994 revenues, respectively. Staffing Services volume increased 13.4% and prices rose 7.0% compared to 21.1% and 1.7%, respectively, for 1994. Office openings, net of closings, for 1995 included 6 company-owned offices and 12 franchise offices. In addition, 16 Outsourcing Services sites were opened, net of closings. Outsourcing Services revenues grew 10.2%, or $16.2 million, to $173.9 million. Outsourcing Services revenues from customers other than IBM increased $22.5 million from 1994 to $45.0 million. Included in 1995 Outsourcing Services was the recognition of $4.5 million of deferred gain from the return in January 1995 of Company stock held by IBM. Professional Services revenues grew 61.0% to $34.0 million. Professional Services offices increased by 19 to a total of 21 offices.

         Gross profit increased 17.2%, or $27.3 million, to $185.8 million in 1995. Gross margin declined from 22.6% in 1994 to 22.1% in 1995. Staffing Services gross margin remained constant year-over-year at 22.4%. Outsourcing Services gross margin declined from 22.9% in 1994 to 20.4% in 1995. The decline resulted from the renegotiation of a contract with IBM. Professional Services gross margin increased from 23.9% in 1994 to 24.6% in 1995.

         Operating expenses increased 16.2%, or $20.8 million. The increase included $5.6 million of higher franchise commissions associated with increased franchise revenues and $10.7 million of personnel and personnel related costs. Operating expenses, as a percentage of revenues declined from 18.4% in 1994 to 17.8% in 1995 as the Company experienced favorable operating leverage.

         Interest expense declined from $2.0 million in 1994 to $365,000 in 1995 as a result of the repayment of debt with the proceeds from the Company's August 1994 initial public offering and the collection of sale proceeds and accounts receivable from the disposition in October 1993 of the Company's home health care operations.

         Other expense increased from $408,000 in 1994 to $1.6 million in 1995. Included in the 1995 amount is a loss of $875,000 representing the Company's share of losses from its 50% ownership in a joint venture which provides administrative outsourcing for health care facilities. The joint venture was formed in October 1994 and incurred a loss of $197,000 that year. The increased loss in 1995 was due to a full year of start-up operation. Other expense for 1995 also included a loss of $307,000 from the sale in October 1995 of rental real estate. The 1994 amount included a gain of $760,000 from termination of two interest rate swaps and a loss of $288,000 from the write-off of deferred loan costs upon renegotiation of the Company's credit agreement.

         The effective income tax rate declined from 42.8% in 1994 to 41.9% in 1995. As pretax income increases, the impact of nondeductible goodwill expense declines thereby reducing the effective rate. In addition, state income tax expense declined as a percentage of pretax income.

         Discontinued operations resulted in a loss of $348,000, net of tax, in 1995. The Company provided for additional legal costs related to the October 1993 sale of its home health care operations.

         Earnings per share from continuing operations rose to $0.71 in 1995 from $0.69 in 1994. The loss per share from discontinued operations in 1995 was $0.01 and in 1994 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) increasing 1994 earnings per share by $0.15.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's short-term liquidity depends primarily upon its level of net income, accounts receivable, accounts payable and accrued expenses. The nature of the Company's business requires payment of wages to its temporary personnel on a weekly basis and to its other employees on a bi-weekly basis while payments from its clients are received on average 30 to 60 days after billing. As a result of this timing difference, the Company's working capital requirements increase proportionately with its revenue increases. The Company has no binding commitments for capital expenditures during the next fiscal year but does expect 1997 capital and information systems development spending , excluding acquisitions, to range from $17 to $21 million as the Company completes the conversion of its headquarters and field information systems. See
Note 11 of Notes to Consolidated Financial Statements regarding commitments under the Company's headquarters office building lease and information systems contract. The Company's primary sources of liquidity are operating cash flows and credit facilities totaling $135.0 million. See Note 6 of Notes to Consolidated Financial Statements.

         Cash provided from operations in 1996 was $38.0 million compared to $7.3 million in 1995, an increase of $30.7 million. Included in the 1996 amount was $13.0 million provided by the gain from the December 1995 sale of the Company's interest in its Atlanta headquarters building that was sold by its joint venture owner. The Company had a 50% interest in the joint venture. Concurrent with the sale, the Company extended its lease for office space in the building for an additional seven years to now expire in 2007. The gain is being deferred and amortized on a straight-line basis through July 2005 since the landlord may terminate the lease as of this date, and is recorded as a reduction in rent expense. The 1995 amount included an increase of $28.9 million in trade accounts and notes receivable, compared to an increase of $20.2 million in 1996. The larger 1995 increase resulted from higher revenues and a change in payment terms of a large contract.

         Investing activities used cash of $56.9 million in 1996 compared to cash used of $11.3 million in 1995. The purchase of ANATEC in July 1996 and Valley Staffing Services, Inc. in January 1996, resulted in uses of cash of $26.2 million and $6.8 million, respectively. The 1996 and 1995 amounts included additions to property and equipment of $7.4 million and $6.0 million in 1996 and 1995, respectively, and MIS development costs of $14.7 million and $4.7 million in 1996 and 1995, respectively. Increased additions to property and equipment were primarily for desk top computers required by new operations and support software. In connection with its acquisition of ANATEC, the Company is obligated to make an additional payment of approximately $10.0 million in February 1997 if ANATEC'S gross profit for the twelve month period ending December 31, 1996 exceeds a specified level. See Note 2 of Notes to Consolidated Financial Statements.

         The Company's long-term liquidity is also dependent upon cash flows from operations and borrowing under its credit facilities. The Company has historically been able to obtain debt financing adequate to fund its operations. As described in Note 6 to the Notes to Consolidated Financial Statements, the Company has an unsecured revolving credit facility of $95.0 million which extends until September 30, 1999, and $40.0 million of unsecured bank lines of credit. Management believes the Company's relationships with its lenders are good and that it will be able to obtain any required financing upon maturity of its existing credit facilities. The Company has no long-term commitments other than those described in Note 11 to the Notes to Consolidated Financial Statements.

         The Company believes that funds provided from operations and available borrowings under its credit facilities will be sufficient to meet its needs for working capital and capital expenditures at least through the end of the coming fiscal year.

INFLATION

         The effects of inflation were not significant to the Company's operations during 1996, 1995, or 1994.

SUBSEQUENT EVENT

         On December 8, 1996, the Company executed an agreement to purchase all of the outstanding common and preferred stock and all vested and unvested stock rights of Comtex Information Systems, Inc. ("Comtex") for $67.0 million of cash plus options to acquire approximately 141,000 shares of Norrell Corporation common stock at an average exercise price of $4.43 per share. The transaction, which will be accounted for under the purchase method of accounting, is scheduled to close on or about January 2, 1997. Comtex is a New York City-based provider of information systems services, including systems planning and development, organizational consulting related to business transformation and staff augmentation support. Comtex has locations in New York City, White Plains, New York, and Miami, Florida. At October 31, 1996, Comtex had net assets of $10.9 million.

SPECIAL NOTE REGARDING "FORWARD-LOOKING" INFORMATION

         The foregoing section contains "forward-looking" statements which represent the Company's expectations or beliefs concerning future events, including capital spending for 1997 and the sufficiency of funds from operations and available borrowings to meet the Company's working capital and capital expenditure needs for 1997. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those forming the basis of the forward-looking statements, including changes in the Company's relationship with its largest customers and increased competition in, and changes in laws and regulations relating to, the temporary services and outsourcing industry.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      NORRELL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      October 27, 1996 and October 29, 1995
                      (In thousands, except share amounts)



ASSETS                                                                       1996          1995
------                                                                    ---------     ---------
CURRENT ASSETS
     Cash and short-term investments                                      $   8,876     $   5,115
     Accounts receivable trade,
        less allowances of $7,411 in 1996                                   145,843       122,206
        and $4,869 in 1995
     Prepaid expenses                                                         2,674         2,456
     Other                                                                    9,995         8,718
                                                                          ---------     ---------
        Total current assets                                                167,388       138,495
                                                                          ---------     ---------

PROPERTY AND EQUIPMENT, less
     accumulated depreciation                                                13,513         9,513
                                                                          ---------     ---------
NONCURRENT DEFERRED INCOME TAXES                                              6,034         6,059
                                                                          ---------     ---------

OTHER ASSETS
     Goodwill and other intangibles, net of amortization                     45,069        13,617
     MIS development costs, net of amortization                              18,634         4,612
     Investments and other assets                                            12,593         9,728
                                                                          ---------     ---------
        Total other assets                                                   76,296        27,957
                                                                          ---------     ---------

TOTAL ASSETS                                                              $ 263,231     $ 182,024
                                                                          =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                                 $   9,789     $   2,571
     Accounts payable                                                        14,651        10,590
     Accrued expenses                                                        67,536        59,663
     Deferred revenue and gain                                               10,822        10,179
                                                                          ---------     ---------
        Total current liabilities                                           102,798        83,003

LONG-TERM DEBT, less current maturities                                      23,316         2,057
LONG-TERM DEFERRED GAIN                                                      11,471          --
LONG-TERM ACCRUED EXPENSES                                                   27,614        24,030
                                                                          ---------     ---------

        Total liabilities                                                   165,199       109,090
                                                                          ---------     ---------

SHAREHOLDERS' EQUITY
     Common stock, stated value $.01 per share;
        50,000,000 shares authorized, with shares
        issued of 23,566,204 in 1996 and 23,213,808
        in 1995                                                                 236           232
     Treasury stock, at cost; 29,091 shares in 1996
        and 41,290 shares in 1995                                              (575)         (476)
     Additional paid-in capital                                              44,096        41,382
     Notes receivable from officers and employees                              (111)         (398)
     Retained earnings                                                       54,386        32,194
                                                                          ---------     ---------
        Total shareholders' equity                                           98,032        72,934
                                                                          ---------     ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 263,231     $ 182,024
                                                                          =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                      NORRELL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
 FOR THE YEARS ENDED OCTOBER 27, 1996, OCTOBER 29, 1995 AND OCTOBER 30, 1994
                    (In thousands, except per share amounts)




                                                                1996               1995               1994
                                                            -------------      -------------      -------------

REVENUES                                                    $   1,013,877      $     842,360      $     701,921

COST OF SERVICES                                                  795,013            656,517            543,330
                                                            -------------      -------------      -------------
     Gross profit                                                 218,864            185,843            158,591

OPERATING EXPENSES                                                169,206            149,745            128,919
DEPRECIATION AND AMORTIZATION                                       5,904              4,261              4,677
                                                            -------------      -------------      -------------
     Income from operations                                        43,754             31,837             24,995

OTHER INCOME (EXPENSE)
     Recovery of preferred stock investment                          --                 --                5,000
     Interest                                                      (1,200)              (365)            (1,956)
     Other                                                         (1,485)            (1,628)              (408)
                                                            -------------      -------------      -------------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                           41,069             29,844             27,631

INCOME TAXES                                                       15,812             12,518             11,827
                                                            -------------      -------------      -------------

INCOME FROM CONTINUING OPERATIONS                                  25,257             17,326             15,804

DISCONTINUED OPERATIONS
     Loss on disposal, net                                           --                 (348)              --
CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                            --                 --                3,414
                                                            -------------      -------------      -------------
NET INCOME                                                  $      25,257      $      16,978      $      19,218
                                                            =============      =============      =============

EARNINGS (LOSS) PER COMMON SHARE
     Continuing operations                                  $        1.00      $        0.71      $        0.69
     Discontinued operations                                         --                (0.01)              --
     Cumulative effect of change in
        accounting for income taxes                                  --                 --                 0.15
                                                            -------------      -------------      -------------
                                                            $        1.00      $        0.70      $        0.84
                                                            =============      =============      =============

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                            25,344             24,357             22,782
                                                            =============      =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                      NORRELL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  For the Years Ended October 27, 1996, October 29, 1995 and October 30, 1994
               (In thousands, except share and per share amounts)

                                                                                         Additional     Receivable
                                                  Common Stock           Treasury         Paid-In      From Officers     Retained
                                            Shares          Amount        Stock           Capital      and Employees     Earnings
                                          ----------      ----------    ----------      ----------     -------------    ----------
BALANCE at October 31, 1993                   11,584      $      115    $     --        $   19,360      $   (4,163)     $   26,814
Adjustment to reflect two-for-one
    stock split in 1996                       11,584             115          --              --              --              (115)
Adjustment to reflect pooling of
    interests in 1996                          1,000              10          --                (6)           --             1,470
                                          ----------      ----------    ----------      ----------      ----------      ----------
BALANCE at October 31, 1993, restated         24,168             240          --            19,354          (4,163)         28,169
Stock options exercised                          446               5           128           1,422            --              --
Common stock issued                            4,850              49            33          30,913            --              --
Dividends on common stock
    ($0.03 per share)                           --              --            --              --              --              (685)
Issuance of options for discounted
    stock option plan                           --              --            --               586            --              --
Purchase and retirement of common
    stock                                     (5,608)            (55)         --            (9,240)        (21,948)
Purchase of treasury stock                      --              --            (378)           --              --              --
Decrease in receivable from major
    shareholder                                 --              --            --              --             4,163            --
Increase in receivable from employees           --              --            --              --              (545)           --
Net income                                      --              --            --              --              --            19,218
                                          ----------      ----------    ----------      ----------      ----------      ----------
BALANCE at October 30, 1994                   23,856             239          (217)         43,035            (545)         24,754
Stock options exercised                          560               5           299           1,987             (96)           --
Common stock issued                               12            --              28              78             (14)           --
Dividends on common stock
    ($0.12 per share)                           --              --            --              --              --            (2,639)
Issuance of options for discounted
    stock option plan                           --              --            --               703            --              --
Purchase and retirement of common
    stock                                     (1,162)            (12)         --            (4,421)           --            (6,899)
Purchase of treasury stock                       (52)           --            (586)           --              --              --
Decrease in receivable from employees           --              --            --              --               257            --
Net income                                      --              --            --              --              --            16,978
                                          ----------      ----------    ----------      ----------      ----------      ----------
BALANCE at October 29, 1995                   23,214             232          (476)         41,382            (398)         32,194
Stock options exercised                          337               4           436           1,213            --              --
Common stock issued                               41            --            --               563             (40)           --
Dividends on common stock
    ($0.14 per share)                           --              --            --              --              --            (3,065)
Issuance of options for discounted
    stock option plan                           --              --            --               938            --              --
Purchase of treasury stock                       (26)           --            (535)           --              --              --
Decrease in receivable from employees           --              --            --              --               327            --
Net income                                      --              --            --              --              --            25,257
                                          ----------      ----------    ----------      ----------      ----------      ----------
BALANCE at October 27, 1996                   23,566      $      236    $     (575)     $   44,096      $     (111)     $   54,386
                                          ==========      ==========    ==========      ==========      ==========      ==========


The accompanying notes are an integral part of these financial statements.

                      NORRELL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Years Ended October 27, 1996, October 29, 1995 and October 30, 1994
                                 (In thousands)



                                                                                   1996             1995             1994
                                                                               -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                $    25,257      $    16,978      $    19,218
     Adjustments to reconcile net income to net cash
        provided by operating activities
           Depreciation and amortization - operating expenses                        5,904            4,261            4,677
           Depreciation and amortization - cost of services/other expenses             409              235              661
           Cumulative effect of change in accounting principle                        --               --             (3,414)
           Recovery of investment                                                     --               --             (5,000)
           Loss on disposal of discontinued operations                                --                348             --
           Gain on retirement of common stock                                       (2,177)          (4,499)            --
           Loss on disposal of property and equipment                                  218              326              242
           Provision for doubtful accounts                                           2,315            1,699            2,509
           Deferred income taxes                                                       173              963              783
           Deferred gain on sale of building                                        12,967             --               --
           Long-term accrued expenses                                                2,304            3,222            7,370
           Other                                                                       106              270             (358)
           Change in current assets and current liabilities
              Accounts receivable, trade                                           (20,235)         (28,899)          (6,258)
              Prepaid expenses                                                         245              181             (846)
              Deferred revenue                                                       1,202             (251)           1,680
              Accounts payable                                                       3,025            6,180             (926)
              Accrued expenses                                                       7,759            8,320           (1,706)
              Other                                                                 (1,491)          (1,987)            (331)
                                                                               -----------      -----------      -----------
                 Net cash provided by operating activities                          37,981            7,347           18,301
                                                                               -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cost of acquisitions, net of cash acquired                                    (32,963)          (2,861)            --
     Proceeds from sale of discontinued operations                                    --               --             16,500
     Increase in MIS development costs, net                                        (14,741)          (4,687)            --
     Additions to property and equipment                                            (7,439)          (5,999)          (2,132)
     Disposal of property and equipment                                                559              663             --
     (Increase) decrease in goodwill and other intangibles, net                       (270)           1,599            5,596
     Recovery of preferred stock investment                                           --               --              5,000
     Reduction in receivable from major shareholder                                   --               --              4,163
     Cash investments in and advances to joint ventures                             (1,849)            (908)            (332)
     Cash distributions from joint venture                                             325              780              850
     Increase in other investments                                                    (522)            (155)          (1,128)
     Decrease (increase) in other noncurrent assets                                   --                233             (413)
                                                                               -----------      -----------      -----------
                 Net cash (used in) provided by investing activities               (56,900)         (11,335)          28,104
                                                                               -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of long-term debt                                   27,893            2,598              629
     Repayments of long-term debt                                                   (4,109)            (381)         (42,879)
     Purchase of common stock                                                         --               --            (30,966)
     Proceeds from the issuance of common stock                                        564               58           30,394
     Dividends paid on common stock                                                 (3,065)          (2,639)            (685)
     Stock options exercised                                                         1,646            2,186            1,175
     Acquisition of treasury stock                                                    (536)            (552)            (217)
     Reduction in receivables from officers and employees                              287              257             --
                                                                               -----------      -----------      -----------
                 Net cash provided by (used in) financing activities                22,680            1,527          (42,549)
                                                                               -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM
     INVESTMENTS                                                                     3,761           (2,461)           3,856

CASH AND SHORT-TERM INVESTMENTS AT
     BEGINNING OF PERIOD                                                             5,115            7,576            3,720
                                                                               -----------      -----------      -----------

CASH AND SHORT-TERM INVESTMENTS AT END
     OF PERIOD                                                                 $     8,876      $     5,115      $     7,576
                                                                               ===========      ===========      ===========


SUPPLEMENTARY CASH FLOW DISCLOSURES
     Cash payments during the period for
        Interest                                                               $     1,183      $       364      $     2,811
        Income taxes, net of refunds                                                17,303           12,907            4,212
     Noncash investing and financing activity
        Issuance of options to benefit plan                                             98              703              586
        Exercise of benefit plan stock options                                        (630)            (385)            (323)

The accompanying notes are an integral part of these consolidated financial statements.

                      NORRELL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             OCTOBER 27, 1996, OCTOBER 29, 1995 AND OCTOBER 30, 1994


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

    Basis of Presentation

       The consolidated financial statements include the accounts of Norrell Corporation and its subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated.

    Business and Revenue Recognition

       The Company operates in one industry segment, providing staffing and outsourcing services in the United States and parts of Canada.

       Revenue is generally recognized upon the performance of services. Certain services are performed under long-term contracts. Revenue from these contracts is recognized using the percentage-of-completion method based on the percentage that incurred costs to date bear to total estimated costs after giving effect to the most recent estimates of total cost. Losses expected to be incurred on jobs in process would be charged to income as soon as such losses are known. Amounts received from customers in excess of revenues recognized to date are classified as deferred revenues and are included in current liabilities.

       A portion of the Company's revenue is attributable to franchise operations. Employees and customers of franchise operations are employees and customers of the Company. The Company includes such revenues and related direct costs in its revenue and cost of services, respectively. The net distribution paid to the franchisee is based on a percentage of the gross profit generated and is included in operating expenses.

    Significant Customer Information

         For fiscal year 1996, two customers accounted for 27.6% of revenues. For fiscal years 1995 and 1994, one customer accounted for revenues of 16.2% and 20.0%, respectively.

    Statements of Cash Flows

       For purposes of the statements of cash flows, the Company considers all liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

    Intangible Assets

       Intangible assets consist primarily of goodwill associated with acquired businesses, which is amortized on a straight-line basis over 40 years. Subsequent to an acquisition, the Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of goodwill may warrant revision or may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related business over the remaining life of the goodwill in measuring whether the goodwill is recoverable. Other intangible assets are amortized over two to seven years. Amortization expense for fiscal years 1996, 1995 and 1994 was $1,015,000, $641,000, and $1,486,000,
respectively. Accumulated amortization of intangibles was $7,853,000 and $ 6,944,000 at October 27, 1996 and October 29, 1995, respectively.

                      NORRELL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    Management Information Systems ("MIS") Development Costs

       During fiscal 1996 and 1995, the Company incurred costs associated with the purchase and development of management information systems. These costs are capitalized and amortized on a straight-line basis over five years. MIS development cost amortization for 1996 and 1995 was $719,000 and $70,000, respectively.

    Preferred Stock

       The Company is authorized to issue 10,000,000 shares of no par preferred stock. The Board of Directors is authorized to fix relative rights, preferences, and limitations of any unissued series of preferred stock. No preferred stock was issued or outstanding at October 27, 1996 or October 29, 1995.

Other Income (Expense)

       Other income (expense) consists of the following:


                                                   1996         1995         1994
                                                  -------      -------      -------
                                                           (In thousands)

Interest income                                   $   481      $   428      $   497
Gain on settlement of interest
 rate swap agreements                                --           --            760
Dividend income                                      --           --            444
Equity in loss of joint ventures                     (803)        (656)        (201)
Amortization of deferred loan costs and
 bank fees                                           (885)        (762)      (1,142)
Loss on disposal of fixed assets                     (218)        (335)        (266)
Other, net                                            (60)        (303)        (500)
                                                  -------      -------      -------
   Total                                          $(1,485)     $(1,628)     $  (408)
                                                  -------      -------      -------


       Earnings (Loss) Per Share

       Earnings (loss) per share is computed by dividing income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during each period adjusted to reflect the assumed exercise of dilutive stock options under the treasury stock method.

       Stock Split

       On June 4, 1996, the Board of Directors authorized a two-for-one split of common stock for shareholders of record on June 24, 1996. The stated value remained at $.01 per share. All references in the accompanying financial statements to the number of common shares, except shares authorized, and to per-share amounts have been restated to reflect the stock split. The stated value of the additional shares of common stock issued in connection with the stock split has been credited to common stock with the like amount charged to retained earnings.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      NORRELL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    Reclassifications

       Certain amounts have been reclassified in the 1995 and 1994 financial statements to conform to the 1996 presentation.

    Fiscal Year

       Prior to 1996, the Company's fiscal year was a 52 or 53 week period which ended on the Sunday closest to October 31. In 1996, the fiscal year end was changed to the last Sunday in October. Each of the fiscal years ended October 27, 1996, October 29, 1995 and October 30, 1994 included 52 weeks.

2.   ACQUISITIONS

       Effective July 15, 1996, the Company acquired all of the assets and certain of the liabilities of Analytical Technologies, Inc. and ANATEC Canada, Inc. (collectively, "ANATEC"). ANATEC is a software services and technology organization serving primarily Fortune 500 companies in the Midwestern United States. Services include consulting, project management, software development, training and software systems integration services. The $25,905,000 excess of the acquisition cost over the fair value of ANATEC's tangible assets has been allocated to goodwill and is being amortized over 40 years. In addition to the $27,100,000 paid at closing, ANATEC has the right to receive a contingent payment based on its achieving a specified level of gross profit for the 12-month period ending December 31, 1996. At June 30, 1996, ANATEC had net assets of $1,469,000.

       On August 5, 1996, the Company acquired all of the issued and outstanding stock of American Technical Resources Inc. ("ATR") in exchange for 1,000,000 shares of company common stock in a transaction accounted for as a pooling of interests. ATR is an information technology staffing company that specializes in providing computer professionals for short and long term assignments including contract programming, contract recruiting and payrolling services. At July 31, 1996, ATR had net assets of $3,224,000. The Company's financial statements have been restated to include the results of ATR for all periods presented.

3.   DISCONTINUED OPERATIONS

       On October 29, 1993, the Company sold substantially all assets of its comprehensive home care and nursing resource management operations to Hooper Holmes, Inc., a New York corporation. In the third quarter of 1995, a loss on disposal of $348,000, net of tax, was provided for legal expenses and expenses associated with the wind down of these operations.

4.   PROPERTY AND EQUIPMENT, INVESTMENTS AND NON-OPERATING ASSETS

    Property and Equipment

       The major classes of property and equipment are as follows:

                                                        October 27,  October 29,
                                                           1996         1995
                                                           ----         ----

                                                              (In thousands)

             Leasehold improvements                       $ 5,542     $ 4,823
             Furniture, fixtures and equipment             31,508      24,141
                                                          -------     -------
                                                           37,050      28,964
             Less accumulated depreciation                 23,537      19,451
                                                          -------     -------
             Net property and equipment                   $13,513     $ 9,513
                                                          =======     =======

       Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated asset lives of three to twelve years for leasehold improvements and three to ten years for furniture, fixtures and equipment.

       Depreciation expense for fiscal years 1996, 1995 and 1994 was $4,273,000, $3,413,000 and $2,893,000, respectively.

                      NORRELL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    Investments and Other Assets

       Investments consist principally of securities held for employee benefit plans and are carried at market.

        On October 29, 1995, the Company sold for $4,250,000 all land and buildings which had been held as rental property. Proceeds from the sale included a $3,425,000 note receivable. The note bears interest at 7% and is due in October 1998. The sale resulted in a pretax loss of $307,000.

       In October 1994, the Company acquired a 50% equity interest in a joint venture formed for the purpose of providing administrative outsourcing services for health care facilities. During fiscal years 1996, 1995 and 1994, the Company contributed $1,059,000, $908,000 and $167,000, respectively, for general operating purposes in accordance with the joint venture agreement.

       In 1994, the Company recovered $5,000,000 of principal and $444,000 of dividends from an investment in preferred stock which had been written off in 1991.

5.   ACCRUED EXPENSES

       Current and long-term accrued expenses are summarized as follows:

                                                                                      October 27,           October 29,
                                                                                         1996                  1995
                                                                                         ----                  ----
                                                                                               (In thousands)
               Current:
                  Accrued wages, salaries and related taxes                             $48,905               $41,522
                  Workers' compensation reserve, current portion                          6,737                 7,008
                  Other                                                                  11,894                11,133
                                                                                        -------               -------
                           Total                                                        $67,536               $59,663
                                                                                        =======               =======
               Long-term:
                  Workers' compensation reserve, less current portion                   $16,146               $16,796
                  Other                                                                  11,468                 7,234
                                                                                        -------               -------
                           Total                                                        $27,614               $24,030
                                                                                        =======               =======

       The Company self-insures up to specified limits for certain risks related to workers' compensation liability. The estimated costs of existing and future claims under the insurance program are accrued as incidents occur based on historical loss development trends which may be subsequently revised based on developments relating to such claims.

                      NORRELL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6.   NOTES PAYABLE AND LONG-TERM DEBT

       The Company's debt is summarized as follows:

                                                                   October 27,      October 29,
                                                                      1996              1995
                                                                      ----              ----

                                                                          (In Thousands)

Revolving credit facility, due September 30, 1999,
  with varying interest rates, interest payable monthly             $23,000          $ 2,194

Bank lines of credit due in varying installments before
  October 26, 1997, with varying interest rates,
  interest payable monthly                                            9,555            1,775

Other notes payable in various
  installments through 2000                                             550              659
                                                                    -------          -------


Total                                                                33,105            4,628
Less current maturities                                               9,789            2,571
                                                                    -------          -------
Total long-term debt                                                $23,316          $ 2,057
                                                                    =======          =======

       At October 27, 1996, the Company had a $95,000,000 revolving credit facility expiring September 30, 1999 with a group of commercial banks. Borrowings are unsecured and bear interest at LIBOR, plus an applicable margin. The revolving credit facility contains negative and affirmative covenants which (a) limit additional indebtedness, liens, investments, payment of dividends and disposition of assets and (b) require maintenance of certain financial ratios. In addition, four commercial banks make available unsecured lines of credit that total $40,000,000. Maturities and interest rates on borrowings under these lines are negotiated at the time such borrowings occur. The Company's policy is to classify borrowings under the revolving credit facility as long-term debt since the Company has the ability under the credit agreement, and the intent, to maintain the obligation for longer than one year.

                      NORRELL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following is a summary of data concerning total debt (Dollars in thousands):

                                                       Revolving Credit Facility                  Lines of Credit
                                                 ------------------------------------    ---------------------------------
                                                        1996              1995                 1996             1995
                                                        ----              ----                 ----             ----

Outstanding borrowings at end of period               $23,000            $2,194               $9,555           $1,775

Outstanding month-end balances:
     Maximum                                           33,448             3,073               11,470            4,450
     Average                                           30,835             2,020                5,274              670

Weighted average interest rate:
     At end of period                                    5.63 %            8.75 %               5.57 %           6.22 %
     For the period                                      5.95 %            9.41 %               5.65 %           6.15 %


    Future maturities of long-term debt as of October 27, 1996 are as follows:

                    Year                      Amount
                    ----                      ------
                                           (In thousands)

                 Fiscal 1998                   $   182
                 Fiscal 1999                    23,134
                                               -------
                 Total                         $23,316
                                               =======

7.  DEFERRED REVENUE AND GAIN

       On December 11, 1995, the Company's headquarters building was sold by the joint venture which owned it. The Company had a 50% interest in this joint venture which was formed in 1986 to construct, finance, own and operate a 300,000-square-foot office building in Atlanta, Georgia. The cost of the building was approximately $26,000,000. Each partner contributed $3,000,000 (the other partner also contributed the land for the project), and the balance was financed with a 9.75% nonrecourse 20-year mortgage loan. The investment was accounted for by the equity method. Because of cash distributions, the Company had a negative investment balance of $1,584,000 at October 29, 1995. The Company's share of the pretax gain from the sale was $14,251,000. Concurrent with the sale, the Company extended its lease for office space in the building for an additional seven years. The gain has been deferred and is being amortized on a straight-line basis through July 2005 since the landlord may terminate the lease as of this date, and is recorded as a reduction in rent expense. At October 27, 1996, the deferred gain was $12,967,000 of which $11,471,000 was classified as long-term and $1,496,000 was classified as a current liability in the accompanying balance sheets.

       Included in deferred revenue in the accompanying balance sheets was $4,121,000 and $6,298,000 at October 27, 1996 and October 29, 1995,
respectively, resulting from redemption of 580,947 shares of the Company's common stock. On December 1, 1994, the stock was returned by a major customer as partial consideration for the Company agreeing to renegotiate that customer's contract for services. The difference between the fair market value of the stock at the redemption date and the unamortized cost of the prior service contract (approximately $11,000,000) was deferred and is being amortized into income through December 1998, the term of the new service contract.

                      NORRELL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



8.  STOCK OPTION  AND PURCHASE PLANS

       The Company has a stock incentive plan for the grant of equity-based incentives in the form of nonqualified stock options, incentive stock options, shares of restricted stock, unrestricted bonus stock, performance units, phantom stock, stock appreciation rights and dividend equivalent rights. There are 3,111,113 shares of common stock reserved for issuance under the plan. Incentive stock options are granted at not less than fair value and expire five to ten years after the date of grant. Nonqualified options are granted at prices determined by the Board of Directors and expire five to ten years after the date of grant. The exercise period for all options is fixed by the Board. No shares of restricted stock, unrestricted bonus stock, performance units, phantom stock, stock appreciation rights or dividend equivalent rights have been issued. Nonqualified stock options to purchase common stock have been granted to certain directors.


         A summary of stock option activity follows:

                                           Shares
                                            Under              Price Range
                                           Options              Per Share
                                           -------             -----------
Outstanding, at October 31, 1993         2,133,690           $ 3.05 - $ 5.25

Granted                                    779,362             7.00 -   8.25
Exercised                                 (490,716)            3.05 -   5.25
Cancelled/Expired                         (171,426)            3.05 -   5.25
                                         ---------

Outstanding, at October 30, 1994         2,250,910             3.05 -   8.25

Granted                                  1,379,598             9.25 -  16.32
Exercised                                 (525,586)            3.05 -   9.25
Cancelled/Expired                         (107,172)            3.05 -  11.25
                                         ---------
Outstanding, at October 29, 1995         2,997,750             3.05 -  16.32


Granted                                    469,674            14.56 -  32.00
Exercised                                 (298,733)            3.05 -  12.75
Cancelled/Expired                         (151,331)            3.05 -  14.94
                                         ---------

Outstanding, at October 27, 1996         3,017,360           $ 3.05 - $32.00
                                         =========

At October 27, 1996, options to purchase 1,517,514 shares were exercisable and 93,753 shares were reserved and available for future options.

On January 1, 1996, the Company instituted an employee stock purchase plan for all employees. Employees may contribute up to 15% of their compensation to purchase the Company's common stock at 85% of the lower of the fair market value on the first or last business day of quarterly purchase periods. The Company has reserved 600,000 shares of common stock for the plan. At October 27, 1996, 570,366 shares were available for future issuance.

                      NORRELL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



9. BENEFIT PLANS

       The Company has a tax qualified 401(k) profit sharing plan which covers substantially all nonhighly compensated employees, as defined under the Internal Revenue Code, other than temporary employees. The plan provides for a matching company contribution of an amount up to 1% of employee compensation. In addition, the Company may make discretionary contributions to the plan. Company contributions are 100% vested after two years of service (three years in the case of employees hired on or after January 1, 1994).

       The Company has an unfunded, nonqualified plan for those highly compensated employees not covered by the qualified plan. Under this plan, the Company may match participant contributions up to a percentage of participant compensation determined by the Company. In addition, the Company may make discretionary contributions to the plan. Participants are immediately 100% vested in their contributions and are 100% vested in the Company's contribution after three years of service. Participant contributions may be used to purchase rights to buy company stock or may be invested in funds established by the plan administrator. Company contributions are used to purchase rights to buy company stock. Rights are purchased for the fair value of the underlying stock at the time of grant, less the exercise price of $0.15 per share. Rights may not be exercised until the date the participant terminates employment. At October 27, 1996, 383,529 rights ranging in price from $3.05 to $31.25 per share were outstanding and 91,056 were available for grant.

       Effective in June 1994, the Company instituted a management equity program under which members of senior management who are designated as participants in the plan may purchase, at fair market value, shares of common stock, and for those participants who meet certain minimum stock ownership thresholds, stock options will be granted as set forth in the plan. There are 400,000 shares of common stock reserved for issuance under this plan. At October 27, 1996, 106,932 shares had been issued. The remaining reserve totaled 293,068 shares. Any stock options granted under this plan will be issued under the Company's stock incentive plan. At October 27, 1996, the balance of notes receivable from plan participants for stock purchases was $111,000.

       Certain highly compensated employees may also qualify for an unfunded, nonqualified salary continuation plan. The plan provides for a benefit upon reaching age 62 and ending at age 76 equal to 20% of average annual compensation as defined in the plan. Vesting occurs over ten years (starts in year six at 20% and reaches 100% in year ten).

       Total expense related to the above described benefit plans for the years ended 1996, 1995 and 1994 was $3,164,000, $2,408,000 and $1,646,000,
respectively.



10.    INCOME TAXES

       Effective November 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting SFAS 109 as of November 1, 1993 was to increase net income by $3,414,000.

                      NORRELL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       The provision (benefit) for federal, foreign and state income taxes consists of the following:


                                               1996          1995          1994
                                             --------      --------      --------
                                                         (In thousands)

Current:
     Federal                                 $ 14,197      $  9,749      $  7,509
     State                                      1,576         1,758         2,595
     Foreign                                      (83)           68           (73)
                                             --------      --------      --------
                                               15,690        11,575        10,031
                                             --------      --------      --------

Deferred:
     Federal                                   (1,415)        1,009        (1,317)
     State                                      1,537          (318)         (301)
                                             --------      --------      --------
                                                  122           691        (1,618)
                                             --------      --------      --------

         Total                               $ 15,812      $ 12,266      $  8,413
                                             ========      ========      ========

Income tax provision
     (benefit)
     Continuing operations                   $ 15,812      $ 12,518      $ 11,827
     Discontinued operations                     --            (252)         --
Cumulative effect of
     change in accounting
      principle                                  --            --          (3,414)
                                             --------      --------      --------
         Total                               $ 15,812      $ 12,266      $  8,413
                                             ========      ========      ========

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                             October 27,      October 29,
                                                                1996             1995
                                                              --------         --------
                                                                     (In thousands)
Deferred tax liabilities:
    MIS development costs                                     $ (4,099)        $ (1,794)
    Other                                                       (4,680)          (2,159)
                                                              --------         --------
                                                                (8,779)          (3,953)
                                                              --------         --------

Deferred tax assets:
    Workers' compensation                                        8,000           10,716
    Profit sharing                                               4,767            3,898
    Bad debts                                                    2,510            1,467
    Gains on sale of interest in headquarters building           5,094             --
    Other                                                          398               91
                                                              --------         --------
                                                                20,769           16,172
                                                              --------         --------

    Net deferred tax assets                                   $ 11,990         $ 12,219
                                                              ========         ========

                      NORRELL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


       Subsequent to the preparation of the financial statements as of October 31, 1993, the Company, based on the advice of tax counsel, determined that the 1993 tax loss on disposal of a subsidiary should be reported as an ordinary loss in the 1993 tax return which was filed in July 1994. This resulted in claims for federal and state refunds of approximately $6,900,000, all of which had been collected and credited to goodwill as of October 29, 1995.

       The reconciliation of income tax attributable to continuing operations computed at the U.S. statutory tax rate to income tax expense is:

                                                                  Fiscal Years

                                                      ------------------------------------
                                                       1996           1995           1994
                                                      ------         ------         ------

        Income taxes at statutory rate                  35.0%          35.0%          35.0%
        State taxes, net of federal benefit              2.4            6.0            6.4
        Amortization of goodwill                         0.4            0.4            1.0
        Other, net                                       0.7            0.5            0.4
                                                      ------         ------         ------
                                                        38.5%          41.9%          42.8%
                                                      ======         ======         ======



11. COMMITMENTS AND CONTINGENCIES

       At October 27, 1996, the Company was committed under operating leases for office facilities and certain equipment. Aggregate minimum rental requirements under these leases are as follows:

                 Year                                  Amount
                 ----                                  ------
                                                   (In thousands)

               1997                                  $ 9,858
               1998                                    8,511
               1999                                    6,881
               2000                                    5,796
               2001                                    4,790
               Thereafter                             20,115
                                                     -------
                  Total                              $55,951
                                                     =======

       Rent expense was $8,409,000, $8,441,000 and $7,863,000 for fiscal years 1996, 1995 and 1994, respectively.

       Effective April 1, 1993, the Company entered into a ten year contract for the purchase of information systems operations services at an annual base cost ranging from $3,000,000 to $5,000,000.

       The Company is, from time to time, a party to ordinary, routine litigation incidental to the Company's business. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have an adverse effect on the Company's business or financial condition.

                      NORRELL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.   SELECTED QUARTERLY INFORMATION (UNAUDITED)

                            Fiscal 1996 Quarter Ended
                            -------------------------
                     (In thousands, except per share amounts)


                                                            January 28        April 28         July 28         October 27
                                                           -----------      -----------      -----------      -----------

        Revenues                                           $   229,251      $   250,334      $   255,275      $   279,017
        Gross profit                                            49,434           53,323           53,977           62,130
        Net income                                         $     5,114      $     6,249      $     6,619      $     7,275
                                                           ===========      ===========      ===========      ===========

        Earnings per common share                          $      0.21      $      0.25      $      0.26      $      0.28
                                                           ===========      ===========      ===========      ===========
        Weighted average number of shares outstanding           24,774           24,929           25,485           25,820
                                                           ===========      ===========      ===========      ===========



                            Fiscal 1995 Quarter Ended
                            -------------------------
                    (In thousands, except per share amounts)


                                                            January 29        April 30           July 30         October 29
                                                           -----------      -----------       -----------       -----------

        Revenues                                           $   192,650      $   203,987       $   209,785       $   235,938
        Gross profit                                            42,660           44,167            46,380            52,636
        Income from continuing operations before                 3,989            4,034             4,464             4,839
            discontinued operations
        Discontinued operations                                   --               (348)             --                --
                                                           -----------      -----------       -----------       -----------
            Net income                                     $     3,989      $     4,034       $     4,116       $     4,839
                                                           ===========      ===========       ===========       ===========
        Earnings per common share:
          Continuing operations                            $      0.16      $      0.17       $      0.18       $      0.20
          Discontinued operations                                 --               --               (0.01)             --
                                                           -----------      -----------       -----------       -----------
            Net income                                     $      0.16      $      0.17       $      0.17       $      0.20
                                                           ===========      ===========       ===========       ===========
        Weighted average number of shares outstanding           24,400           24,236            24,288            24,564
                                                           ===========      ===========       ===========       ===========

                      NORRELL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


13.  SUBSEQUENT EVENT

On December 8, 1996, the Company executed an agreement to purchase all of the outstanding common and preferred stock and all vested and unvested stock rights of Comtex Information Systems, Inc. ("Comtex") for $67 million of cash plus options to acquire approximately 141,000 shares of Norrell Corporation common stock at an average exercise price of $4.43 per share. The transaction, which will be accounted for under the purchase method of accounting, is scheduled to close on or about January 2, 1997. Comtex is a New York City-based provider of information systems services, including systems planning and development, organizational consulting related to business transformation and staff augmentation support. Comtex has locations in New York City, White Plains, New York, and Miami, Florida. At October 31, 1996, Comtex had net assets of $10,921,000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Shareholders of Norrell Corporation:

     We have audited the accompanying consolidated balance sheets of Norrell Corporation (a Georgia corporation) and subsidiaries as of October 27, 1996 and October 29, 1995 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norrell Corporation and subsidiaries as of October 27, 1996 and October 29, 1995 and the results of their operations and their cash flows for each three years in the period ended October 27, 1996, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Atlanta, Georgia
December 10, 1996

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



             We have audited in accordance with generally accepted auditing standards, the financial statements of Norrell Corporation included in the Form 10-K and have been issued our report thereon dated December 10, 1996. Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The schedule listed in the preceding index is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP


Atlanta, Georgia
December 10, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         Information regarding Executive Officers of the Company is contained in
Item 4A of Part I. Information as to Directors required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Proposal 1. Election of Directors", which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders, which is scheduled to be held March 4, 1997 and will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.     EXECUTIVE COMPENSATION.

         Information as to Executive Compensation required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Executive Compensation" which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders, which is scheduled to be held March 4, 1997 and will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information as to Security Ownership of Certain Beneficial Owners and Management required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Voting Rights and Principal Shareholders", which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders, which is scheduled to be held March 4, 1997 and will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information as to Certain Relationships and Related Transactions required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Certain Transactions and Relationships", which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders, which is scheduled to be held March 4, 1997 and will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS.

       1.     FINANCIAL STATEMENTS.

              The following consolidated financial statements of the Company and it subsidiaries are included in Item 8 of this report:

         Consolidated Balance Sheets as of October 27, 1996 and October 29, 1995.                       p. 24
         Consolidated Statements of Income for fiscal years 1996, 1995, and 1994.                       p. 25
         Consolidated Statements of Shareholders' Equity for fiscal years 1996, 1995, and 1994.         p. 26
         Consolidated Statements of Cash Flows for fiscal years 1996, 1995, and 1994.                   p. 27
         Notes to Consolidated Financial Statements.                                                    p. 28
         Reports of Independent Public Accountants.                                                     p. 40, 41

         Selected quarterly financial data for the fiscal years ended October 27, 1996 and
         October 29, 1995 is set forth in Note 12 - Selected Quarterly Information (Unaudited)
         included in Item 8 of this report.                                                             p. 38

       2.     FINANCIAL STATEMENT SCHEDULES.

              The following financial statement schedule of the Company is included herein:

              II.   Valuation and Qualifying Accounts                                              p. 53

              Schedules not listed above have been omitted because they are not applicable, or the required information is included in the financial statements or notes thereto.

       3.     EXHIBITS.

              The Exhibits filed as a part of this Form 10-K are listed in Item 14(c) of this report, which listing is incorporated herein by reference.

(B)    REPORTS ON FORM 8-K.

       During the last quarter of the period covered by this report on Form 10-K, the Company filed the following Current Reports on Form 8-K:

       (1) Current Report on Form 8-K filed August 6, 1996 providing information under Items 2 and 7 relating to the acquisition of Analytical Technologies, Inc. and ANATEC Canada, Inc.

       (2) Amendment Number One on Form 8-K/A filed October 2, 1996 to Current Report on Form 8-K providing information under Items 2 and 7 relating to the acquisition of Analytical Technologies, Inc. and ANATEC Canada, Inc., and including the following financial statements:

              (a) Financial statements of Analytical Technologies, Inc. as of December 31, 1995 and 1994, (audited).

              (b) Financial statements of ANATEC CANADA, Inc. as of December 31, 1995, (audited).

              (c) Balance sheet of Analytical Technologies, Inc. as of June, 30, 1996, (unaudited).

       (d) Statements of operations and statements of cash flows of Analytical Technologies, Inc. as of June 30, 1996 and June 30, 1995, (unaudited).

       (e)    Balance sheet of ANATEC CANADA, Inc. as of June 30, 1996,
              (unaudited).

       (f) Statements of operations and statements of cash flows of ANATEC CANADA, Inc. as of June 30, 1996 and June 30, 1995, (unaudited).

       (g) Norrell Corporation pro forma condensed consolidated statement of income for the year ended October 29, 1995, (unaudited).

       (h) Norrell Corporation pro forma condensed consolidated statement of income for the nine month period ended July 28, 1996, (unaudited).

(3) Current Report on Form 8-K filed August 20, 1996 providing information under Items 2 and 7 relating to the acquisition of American Technical Resources, Inc.

(4) Amendment Number One on Form 8-K/A filed October 15, 1996 to Current Report on Form 8-K, providing information under Items 2 and 7 relating to the acquisition of American Technical Resources, Inc. and including the following financial statements:

       (a) Financial statements of American Technical Resources, Inc. as of July 30, 1996, (unaudited) and October 31, 1995, (audited).

       (b) Norrell Corporation pro forma combined balance sheet as of July 28, 1996, (unaudited).

       (c) Norrell Corporation pro forma combined statement of income for the nine month period ended July 28, 1996, (unaudited).

       (d) Norrell Corporation pro forma combined statements of income for the years ended October 29, 1995, October 30, 1994 and October 31, 1993, (unaudited).

     3.  EXHIBITS.


           EXHIBIT NO.                    DESCRIPTION
           --------------------------------------------------------------------
              3.1    Amended and Restated Articles of Incorporation of the
                     Company, incorporated by reference to Exhibit 3.1 of the
                     Company's Amendment No. 1 to Registration Statement on Form
                     S-1, as filed with the Securities and Exchange Commission
                     on June 22, 1994.

              3.2 Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company's Registration
                     Statement on Form S-1, as filed with the Securities and Exchange Commission on June 10, 1994.

              4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and the Amended and Restated Bylaws of the Company defining the rights of the holders of securities of the Company.

              4.2 Form of Specimen Stock Certificate, incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed with the
                     Securities and Exchange Commission on July 21, 1994.

              10.1   Stock Purchase Agreement executed in 1981 by and among Guy
                     W. Millner, Robert J. Gibson, Norrell Corporation and the several purchasers named therein and related stock purchase option agreement, incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on June
                     10, 1994.

              10.2 Norrell Corporation Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.2 to the Company
                     Form 10-K for the year ended October 29, 1995.*

              10.3   Agreement and Plan of Reorganization among American
                     Technical Resources, Inc., Charles F. Phillips, Ralph L.
                     Lary, III, Gary L. Kilgore, William C. Holman, George G.
                     Lytle, Norrell Corporation and N. Acquisition Corp., dated
                     August 5, 1996, incorporated by reference to Exhibit 1 of the Company's Current Report on Form 8-K filed on August
                     20, 1996.

              10.4   Asset Purchase Agreement among Analytical Technologies,
                     Inc., Anatec Canada, Inc., Albert G. Schornberg, James A.
                     Barbour, Timothy E. Tindle, David H. Cleland and Norrell
                     Corporation, Norrell Technical Services, Inc., and Norrell
                     Services, Ltd., dated July 22, 1996, incorporated by reference to Exhibit 1 of the Company's Current Report on Form 8-K filed on August 6, 1996.

              10.5 Agreement of Acquisition dated October 29, 1993 by and among Hooper Holmes, Inc., Norrell Health Care, Inc. and
                     Norrell Corporation, incorporated by reference to Exhibit
                     10.5 of the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on June 10, 1994.

              10.6   Shareholders Agreement among Norrell Corporation, Harvard
                     Teleservicing, LLC and CallTask Incorporated, dated March
                     22, 1996.



                     * A management contract or compensatory plan, contract or
                       arrangement

           EXHIBIT NO.                    DESCRIPTION
           --------------------------------------------------------------------
              10.7   Agreement for Systems Operations Services dated December
                     17, 1992 by and between Norrell Corporation and Integrated
                     Systems Solutions Corporation, incorporated by reference to
                     Exhibit 10.7 of the Company's Registration Statement on
                     Form S-1, as filed with the Securities and Exchange
                     Commission on June 10, 1994.

              10.8   Form of Franchise Agreement used by Dynamic Temporary
                     Services, Inc. The schedules used in the table of contents have been omitted. The Company agrees to furnish supplementally to the Commission upon its request a copy of any such schedule.

              10.9 Form of Franchise Agreement used by Norrell Services, Inc., incorporated by reference to Exhibit 10.9 of the Company's
                     Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on June 10, 1994.

              10.10  Form of Master Vendor Agreement used by Norrell Services,
                     Inc.

              10.11 Form of Agreement between Tascor Incorporated and franchisees of Norrell Services, Inc., incorporated by reference to Exhibit 10.11 of the Company's Registration
                     Statement on Form S-1, as filed with the Securities and Exchange Commission on June 10, 1994.

              10.12  Form of Management Services Agreement used by Tascor
                     Incorporated.

              10.13 Joint Venture Agreement dated as of October 15, 1986 between Habersham Venture, Ltd. and Norrell Corporation, incorporated by reference to Exhibit 10.13 of the Company's
                     Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on June 10, 1994.

              10.14  Lease dated October 15, 1986 between Norhab Associates and
                     Norrell Corporation, as amended by that certain amendment dated May 3, 1988, that certain amendment No. 2 dated
                     September 13, 1988, and that certain amendment No. 3 dated
                     May 1, 1989, incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on June 10,
                     1994.

              10.15  Amendment to Lease, dated December 11, 1995, amending Lease
                     Agreement dated October 15, 1986 between Norhab Associates and Norrell Corporation, incorporated by reference to
                     Exhibit 10.15 to the Company Form 10-K for the year ended
                     October 29, 1995.

              10.16 First Amendment to Lease, (two), dated December 11, 1995 between Norhab Associates and Norrell Corporation, amending
                     Lease Agreement dated May 3, 1988, incorporated by reference to Exhibit 10.16 to the Company Form 10-K for the year ended October 29, 1995.

              10.17 Form of Indemnification Agreement, incorporated by reference to Exhibit 10.17 of the Company's Registration
                     Statement on Form S-1, as filed with the Securities and Exchange Commission on June 10, 1994.

           EXHIBIT NO.                    DESCRIPTION
           --------------------------------------------------------------------
              10.18  Employment Agreement dated May 24, 1993 between Norrell
                     Corporation and Larry J. Bryan, incorporated by reference
                     to Exhibit 10.18 of the Company's Registration Statement on
                     Form S-1, as filed with the Securities and Exchange
                     Commission on June 10, 1994.*

              10.19  Employment Agreement dated October 15, 1993 between Norrell
                     Corporation and C. Douglas Miller, incorporated by reference to Exhibit 10.19 of the Company's Registration
                     Statement on Form S-1, as filed with the Securities and Exchange Commission on June 10, 1994.*

              10.20 Form of agreement for executive officers relating to confidentiality and non-competition.*

              10.21  Omitted.

              10.22  Omitted.

              10.23  Omitted.

              10.24  Omitted.

              10.25 Norrell Corporation Horizon - Vision Supplemental Plan, as amended and restated on June 8, 1994, incorporated by reference to Exhibit 10.25 of the Company's Registration
                     Statement on Form S-1, as filed with the Securities and Exchange Commission on June 10, 1994.*

              10.26  Form of Norrell Corporation Non-Management Director
                     Restricted Stock Grant Agreement, incorporated by reference to Exhibit 10.26 of the Company's Registration Statement on
                     Form S-1, as filed with the Securities and Exchange
                     Commission on June 10, 1994.*

              10.27 Norrell Corporation 1994 Stock Incentive Plan, incorporated by reference to Exhibit 10.27 of the Company's Registration
                     Statement on Form S-1, as filed with the Securities and Exchange Commission on June 10, 1994.*

              10.28 Norrell Corporation Management Equity Plan, incorporated by reference to Exhibit 10.28 of the Company's Amendment No. 1 to Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on June 22, 1994.*

              10.29 The Norrell Corporation 1991 Stock Option Plan, incorporated by reference to Exhibit 10.29 of the Company's
                     Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on June 10, 1994.*

              10.30  Preferred Vendor Agreement, executed May 14, 1993 between
                     Norrell Services, Inc. and United Parcel Service General
                     Services Company. The Exhibit A of the Agreement has been omitted. The Company agrees to furnish supplementally to the Commission upon its request a copy of such Exhibit.


                     * A management contract or compensatory plan, contract or
                       arrangement

           EXHIBIT NO.                    DESCRIPTION
           --------------------------------------------------------------------
              10.31  Management Services Agreement between International
                     Business Machines and Tascor Incorporated, executed on
                     December 1, 1994 ("MSA"), incorporated by reference to
                     Exhibit 10.31 to the Company Form 10-K for the year ended
                     October 30, 1994. The attachments to the MSA listed on page
                     11 of the Agreement have been omitted. The Company agrees
                     to furnish supplementally to the Commission upon its
                     request a copy of any such attachment.

              10.32  Amended and Restated Credit Agreement, dated October 21,
                     1996, by and among Norrell Corporation as the Company, certain Commercial Lending Institutions as the Lenders,
                     Bank of America National Trust and Savings Association, as the Agent for the Lenders, and SunTrust Bank, Atlanta, as the co-Agent for the Lenders. The Credit Agreement contains a list of schedules and exhibits on page (v) of the table of contents. These schedules and exhibits have been omitted. The Company agrees to furnish supplementally to the Commission upon its request a copy of any such schedules and exhibits.

              10.33  First Amendment to Credit Agreement, dated December 26,
                     1996, amending the Amended and Restated Credit Agreement dated October 21, 1996 among Norrell Corporation as the
                     Company, certain Commercial Lending Institutions as the
                     Lenders, Bank of America National Trust and Savings
                     Association, as the Agent for the Lenders and SunTrust
                     Bank, Atlanta, as co-agent for the Lenders. Schedules and exhibits referenced in the Agreement have been omitted. The
                     Company agrees to furnish supplementally to the Commission upon its request a copy of any such schedules and exhibits.

              10.34 Agreement of Limited Partnership executed October 6, 1994 by and between HealthTask Corporation, Tascor Incorporated and Ernst & Young U.S. LLP, incorporated by reference to
                     Exhibit 10.34 to the Company Form 10-K for the year ended
                     October 30, 1994.

              10.35  Letter agreement between Norrell Corporation and Integrated
                     Systems Solutions Corporation, executed between the parties on August 23, 1995 amending the Agreement for Systems
                     Operation Services dated December 17, 1992 by and between
                     Norrell Corporation and Integrated Systems Solutions
                     Corporation, incorporated by reference to Exhibit 10.35 to the Company Form 10-K for the year ended October 29, 1995.

              10.36  Non-Technical Services Agreement between International
                     Business Machines Corporation and Tascor Incorporated, entered into between the parties on April 4, 1995 and April
                     11, 1995, incorporated by reference to Exhibit 10.36 to the Company Form 10-K for the year ended October 29, 1995. The attachments and appendices listed on page iii of the Agreement have been omitted. The Company agrees to furnish supplementally to the Commission upon its request a copy of any such attachment or appendix.

              10.37 Purchase and Sale Agreement between Norhab Associates, a joint venture comprised of Norrell Corporation and Habersham Venture, Ltd. as Seller and Oregon Public
                     Employees' Retirement Fund, or its nominee, as Buyer, dated
                     October 25, 1995, incorporated by reference to Exhibit
                     10.37 to the Company Form 10-K for the year ended October
                     29, 1995. The exhibits listed on page iii of the Agreement have been omitted. The Company agrees to furnish supplementally to the Commission upon its request a copy of any such exhibit.


           EXHIBIT NO.                    DESCRIPTION
           --------------------------------------------------------------------
              10.38  First Amendment to Purchase and Sale Agreement between
                     Norhab Associates, a joint venture comprised of Norrell
                     Corporation and Habersham Venture, Ltd. as Seller and
                     Oregon Public Employees' Retirement Fund, or its nominee,
                     Property Georgia OBJLW One Corporation, an Oregon
                     Corporation, as Buyers, dated December 4, 1995,
                     incorporated by reference to Exhibit 10.38 to the Company
                     Form 10-K for the year ended October 29, 1995.

              10.39 Closing Document # 3 Assignment and Assumption of Leases dated October 25, 1995 between Norhab Associates, a joint venture, comprised of Norrell Corporation and Habersham
                     Venture, Ltd. ("Assignor") and Property Georgia OBJLW One
                     Corporation, an Oregon Corporation ("Assignee"), incorporated by reference to Exhibit 10.39 to the Company
                     Form 10-K for the year ended October 29, 1995.

              10.40  Stockholders Agreement among Norrell Corporation, The Cross
                     Country Group, LLC and Norcross, Inc. dated August 15,
                     1996.

              10.41  Norrell Corporation 401(k) Retirement Savings Plan.

              10.42  Norrell Corporation Non-Qualified Deferred Compensation
                     Plan, effective January 1, 1995, incorporated by reference to Exhibit 10.42 to the Company Form 10-K for the year ended October 29, 1995. *

              11.1   Computation of Primary Earnings Per Share.

              11.2   Computation of Fully Diluted Earnings Per Share.

              21     Subsidiaries of the Company.

              23     Consent of Arthur Andersen LLP.

              27     Financial Data Schedule (for SEC use only).

                     * A management contract or compensatory plan, contract or
                       arrangement

 SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORRELL CORPORATION
The Company


By    /s/ C. DOUGLAS MILLER
     -----------------------------------------------
     C. Douglas Miller
     Chief Executive Officer and President

Date:  January 16, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:   /s/ C. DOUGLAS MILLER
     -----------------------------------------------
     C. Douglas Miller
     Director, Chief Executive Officer and President
     (Principal Executive Officer)

Date: January 16, 1997
     -----------------------------------------------



By:   /s/ C. KENT GARNER
     -----------------------------------------------
     C. Kent Garner
     Vice President and Chief Financial Officer
     (Principal Financial and Accounting Officer)

Date: January 16, 1997
     -----------------------------------------------



By:
     -----------------------------------------------
     Guy W. Millner
     Chairman of the Board

Date:
     -----------------------------------------------


By:  /s/ THOMAS A. VADNAIS
     -----------------------------------------------
     Thomas A. Vadnais
     Director, President and Chief
     Operating Officer, Tascor

Date: January 16, 1997
     -----------------------------------------------

By:   /s/ LARRY J. BRYAN
     -------------------------------------
     Larry J. Bryan
     Director and Executive Vice President

Date: January 16, 1997
     -------------------------------------



By:   /s/ CARL E. SANDERS
     -------------------------------------
     Carl E. Sanders
     Director

Date:  January 16, 1997
     -------------------------------------



By:   /s/ LUCIUS E. BURCH, III
     -------------------------------------
     Lucius  E. Burch, III
     Director

Date:   January 16, 1997
     -------------------------------------



By:   /s/ DONALD A. MC MAHON
     -------------------------------------
     Donald A. McMahon
     Director

Date:  January 16, 1997
     -------------------------------------



By:   /s/ NANCY CLARK REYNOLDS
     -------------------------------------
     Nancy Clark Reynolds
     Director

Date: January 16, 1997
     -------------------------------------



By:   /s/ FRANK A. METZ, JR.
     -------------------------------------
     Frank A. Metz, Jr.
     Director

Date:  January 16, 1997
     -------------------------------------

By:  /s/ KAAREN JOHNSON-STREET
     -------------------------------------
     Kaaren Johnson-Street
     Director

Date:  January 16, 1997
     -------------------------------------

                                                                     SCHEDULE II

                      NORRELL CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
   FOR THE YEARS ENDED OCTOBER 30, 1994, OCTOBER 29, 1995 AND OCTOBER 27, 1996

(In thousands)                                         1994        1995       1996
                                                      -------     -------     ------

Allowance for doubtful accounts,
      balance at beginning of year                    $ 2,909     $ 4,835     $4,869

Addition charged to cost and expense                    2,509       1,699      2,315

Charged to other accounts                                --          --          227

Deductions                                               (583)     (1,665)      --
                                                      -------     -------     ------

Allowance for doubtful accounts,
      balance at end of year                          $ 4,835     $ 4,869     $7,411
                                                      =======     =======     ======