Form 10-Q
period 1997-01-26
NORRELL CORP
filed 1997-03-03
CIK 778397

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

                              EXCHANGE OF 1934

For the quarterly period ended January 26, 1997
                               ----------------

                         Commission File No. 0-24300
                                             -------

                             NORRELL CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          GEORGIA                                              58-0953709
-------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                             Identification No.)


3535 Piedmont Road, NE, Atlanta, GA                               30305
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (404)240-3000
                                                   -------------

                                 Not applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such (reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes   X           No
                                            -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,987,605 shares on February 23, 1997.

                    Norrell Corporation and Subsidiaries

                                  FORM 10-Q

                                    INDEX



                                                                                     Page No.
                                                                                     --------
PART I           FINANCIAL INFORMATION



ITEM 1.          Financial Statements

                 Consolidated Balance Sheets -
                 January 26, 1997 (Unaudited) and October 27, 1996                       2

                 Consolidated Statements of Income
                 (Unaudited) - Three months ended January 26, 1997
                 and January 28, 1996                                                    3


                 Consolidated Statements of Cash Flows
                 (Unaudited) - Three months ended January 26, 1997
                 and January 28, 1996                                                    4

                 Notes to Consolidated Financial Statements
                 (Unaudited)                                                             5


ITEM 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                     6


PART II          OTHER INFORMATION


ITEM 6.          Exhibit and Reports on Form 8-K                                         8


SIGNATURE                                                                               11

                    NORRELL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                  (In thousands, except per share amounts)


ASSETS                                     January 26, 1997 October 27, 1996
                                           ---------------- ----------------
CURRENT ASSETS
     Cash and short-term investments               $ 12,761         $  8,876
     Accounts receivable trade,
         less allowances of $8,481 in 1997          165,708          145,843
         and $7,411 in 1996
     Prepaid expenses                                 3,742            2,674
     Other                                            6,746            9,995
                                                   --------         --------

         Total current assets                       188,957          167,388
                                                   --------         --------
PROPERTY AND EQUIPMENT, less
     accumulated depreciation                        14,732           13,513
NONCURRENT DEFERRED INCOME TAXES                     10,722            6,034

OTHER ASSETS
     Goodwill and other intangibles, net of
     amortization                                   114,252           45,069
     MIS development costs, net of amortization      23,105           18,634
     Investments and other assets                    12,181           12,593
                                                   --------         --------
         Total other assets                         149,538           76,296
                                                   --------         --------

TOTAL ASSETS                                       $363,949         $263,231
                                                   ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt          $ 17,247         $  9,789
     Accounts payable                                13,574           14,651
     Accrued expenses                                66,358           67,536
     Deferred revenue and gain                       10,159           10,822
                                                   --------         --------
         Total current liabilities                  107,338          102,798

LONG-TERM DEBT, less current maturities              99,281           23,316
LONG-TERM DEFERRED GAIN                              11,099           11,471
LONG-TERM ACCRUED EXPENSES                           37,734           27,614
                                                   --------         --------

         Total liabilities                          255,452          165,199
                                                   --------         --------
SHAREHOLDERS' EQUITY
     Common stock, stated value $.01 per share;
         50,000,000 shares authorized, with
         shares issued of  23,925,184 in
         1997 and 23,566,204 in 1996                    239              236
     Treasury stock, at cost;  47,056 shares in 1997
         and 29,091 shares in 1996                   (1,061)            (575)
     Additional paid-in capital                      49,080           44,096
     Receivables from officers and employees           (397)            (111)
     Retained earnings                               60,636           54,386
                                                   --------         --------
         Total shareholders' equity                 108,497           98,032
                                                   --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $363,949         $263,231
                                                   ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                    NORRELL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                  (In thousands, except per share amounts)



                                             Three Months Ended
                                   ----------------------------------
                                   January 26, 1997  January 28, 1996
                                   ----------------  ----------------
REVENUES                                   $281,234          $229,251

COST OF SERVICES                            220,345           179,817
                                           --------          --------
  Gross profit                               60,889            49,434

OPERATING EXPENSES                           45,956            39,532
DEPRECIATION AND AMORTIZATION                 1,921             1,194
                                           --------          --------
  Income from operations                     13,012             8,708

OTHER EXPENSE
  Interest                                     (938)             (156)
  Other                                        (459)             (235)
                                           --------          --------
INCOME BEFORE INCOME TAXES                   11,615             8,317

INCOME TAXES                                  4,414             3,203
                                           --------          --------
NET INCOME                                    7,201             5,114


EARNINGS PER COMMON SHARE                  $   0.28          $   0.21
                                           ========          ========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                         25,732            24,774
                                           ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                    NORRELL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In thousands)


                                                        Three Months Ended
                                                  ---------------------------------
                                                  January 26, 1997 January 28, 1996
                                                  ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $  7,201          $ 5,114
  Adjustments to reconcile net income to net cash
    provided by operating activities
     Depreciation and amortization - operating
         expenses                                            1,921            1,194
     Depreciation and amortization - cost of
     services/other expenses                                   131               69
     Gain on retirement of common stock                       (471)            (764)
     Gain on disposal of assets                               (111)               0
     Provision for doubtful accounts                           479              761
     Deferred income taxes                                  (4,304)          (4,874)
     Deferred gain on sale of building                        (372)          14,073
     Long-term accrued expenses                              1,825             (729)
     Other                                                   2,442               50
     Change in current assets and current
         liabilities
      Accounts receivable, trade                           (11,257)           2,718
      Prepaid expenses                                        (892)            (145)
      Deferred revenue                                        (460)            (354)
      Accounts payable                                      (6,242)          (5,505)
      Accrued expenses                                        (607)           1,502
      Other                                                  3,673            2,444
                                                          --------          -------
       Net cash (used in) provided by operating
         activities                                         (7,044)          15,554
                                                          --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cost of acquisitions, net of cash acquired               (67,082)               0
  Increase in MIS development costs, net                    (4,896)          (2,916)
  Additions to property and equipment                       (1,772)          (1,341)
  Increase in investments and other assets                    (701)          (2,521)
  Cash investments in and advances to joint ventures          (714)            (793)
  Cash distributions from joint venture                          0              325
  Decrease in goodwill and other intangibles, net              (78)               0
                                                          --------          -------

       Net cash used in investing activities               (75,243)          (7,246)
                                                          --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of long-term debt             159,352                0
  Repayments of long-term debt                             (75,931)          (2,122)
  Proceeds from the issuance of common stock                 2,663              120
  Stock options exercised                                    1,011              492
  Dividends paid on common stock                              (951)            (669)
  Preferred stock redeemed                                       0                0
  Issuance (acquisition) of treasury stock                      11              (51)
  Reduction in receivables from officers and
    employees                                                   17              173
                                                          --------          -------
       Net cash provided by (used in) financing
         activities                                         86,172           (2,057)
                                                          --------          -------

NET INCREASE IN CASH AND SHORT-TERM
  INVESTMENTS                                                3,885            6,251

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                                        8,876            5,115
                                                          --------          -------
CASH AND SHORT-TERM INVESTMENTS AT END
  OF PERIOD                                               $ 12,761          $11,366
                                                          ========          =======

SUPPLEMENTARY CASH FLOW DISCLOSURES
  Cash payments during the period for
    Interest                                              $    451          $   124
    Income taxes, net of refunds                             5,205              194
  Noncash investing and financing activity
    Issuance of options to benefit plan                        679               39
    Exercise of benefit plan stock options                     157              120

The accompanying financial statements are an integral part of these consolidated financial statements.

                      NORRELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.       Basis of Presentation

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K. The information furnished reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Such adjustments are of a normal recurring nature.

2.       Acquisition

         Effective January 2, 1997, the Company acquired all of the outstanding common and preferred stock and all vested and unvested stock rights of Comtex Information Systems, Inc. ("Comtex") for $67,000,000 of cash plus stock options to acquire approximately 141,000 shares of Norrell Corporation Common Stock at a weighted average exercise price of $4.56 per share.

         Comtex is a New York City-based provider of information technology services, including systems planning and development, organizational consulting related to business transformation and staff augmentation support. Comtex has locations in New York City, White Plains, New York and Miami, Florida.

         The acquisition, which was accounted for by the purchase method, was financed with borrowings under the Company's revolving credit facility.

         The results of operations of Comtex are included in the statements of income beginning January 2, 1997. At December 31, 1996, Comtex had net assets of $10,066,000.

3.       Long-Term Debt and Financial Instruments

         Effective January 2, 1997, the Company amended its $95,000,000 unsecured revolving credit facility to increase available borrowings to $150,000,000. In addition, the Company increased its available borrowings under its unsecured lines of credit from $40,000,000 to $50,000,000.

         The Company also entered into four interest rate swap agreements to reduce its exposure to fluctuations in interest rates. The difference between fixed and variable interest amounts, calculated by reference to agreed-upon notional principal amounts, is recognized as an adjustment to interest expense over the life of the swaps. Two of the four swaps are for notional principal amounts of $20,000,000 each; the remaining two swaps are for notional principal amounts of $12,000,000 and $8,000,0000. The company exchanges floating rates based on LIBOR for a fixed rate of 6.43% at quarterly settlement dates. The swap agreements terminate between November 2001 and January 2002. At January 26, 1997, the total fair market value of the swaps was $105,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS FIRST QUARTER JANUARY 26, 1997 COMPARED TO FIRST QUARTER JANUARY 28, 1996

         Revenues increased 22.7%, or $52.0 million, to $281.2 million in 1997. Staffing Services revenues grew 13.9% to $194.5 million, and accounted for 69.2% and 74.5% of total 1997 and 1996 period revenues, respectively. Staffing Services volume, as measured by hours that staffing employees worked, increased 9.1% and prices rose 4.4% compared to 12.3% and 4.8%, respectively, for the 1996 period. Outsourcing Services revenues grew 16.6% to $55.5 million. Outsourcing Services revenues from customers other than IBM increased $5.2 million from 1996 to $17.6 million. Effective January 2, 1997, the Company added to its Professional Services Group by acquiring Comtex Information Systems, Inc. ("Comtex"), which specializes in information technology services including systems planning and development, organizational consulting related to business transformation and staff augmentation support. Professional Services revenues were $31.2 million in the 1997 period compared to $10.8 million in the 1996 period, a 187.6% increase.

         Gross profit increased 23.2%, or $11.5 million, to $60.9 million in 1997. Gross margin (gross profit as a percent of revenues) increased from 21.6% in the 1996 period to 21.7% in the 1997 period. Staffing Services gross margin decreased from 22.4% in 1996 to 21.4% in 1997. During the first quarter of 1996, workers' compensation liability for the franchise division of Norrell Services was adjusted to give effect to much better than expected loss experience. The adjustment resulted in a reduction of $800,000 in cost of services which added 0.4% to the 1996 period Staffing Services gross margin. Without this adjustment, gross margin would have been 22.0% in the 1996 period. The remaining decline of 0.6% was primarily the result of higher wage rates and costs of services such as employee drug testing, pre-employment screening and background checks which were not fully passed along to customers. Outsourcing Services gross margin increased from 17.9% in 1996 to 18.1% in the 1997 period due to the higher proportion of outsourcing contracts with non-IBM customers which have higher margins. Professional Services gross margin increased from 25.3% in the 1996 period to 29.3% in the 1997 period. Margins increased as a result of adding higher end information technology consulting services in the 1997 period through acquisition of ANATEC and Comtex. The 1996 period included the results of ATR, which was accounted for as a pooling of interests, and Financial Staffing.

         Operating expenses increased 16.3%, or $6.4 million, primarily as a result of acquisitions and the added costs of supporting organic growth. Depreciation and amortization expense increased $727,000, or 60.9%, from the 1996 period due to the addition of desk top computers required by new operations and support software. Operating expenses and depreciation and amortization, as a percentage of revenues, declined from 17.8% in the 1996 period to 17.0% in the 1997 period as the Company experienced favorable operating leverage.

         Interest expense increased from $156,000 in the 1996 period to $938,000 in the 1997 period as a result of borrowings to fund the purchase of Comtex in January 1997, Accounting Resources, Inc. in November 1996 and Analytical Technologies Inc. and ANATEC Canada, Inc. (collectively "ANATEC") in July 1996.

         Other expense increased from $235,000 in the 1996 period to $459,000 in the 1997 period as a result of higher losses from the Company's 50% ownership in a joint venture to provide administrative outsourcing for health care facilities.

         The effective income tax rate declined from 38.5% during the 1996 period to 38.0% in the 1997 period.

         Net income increased from $5.1 million in the 1996 period to $7.2 million in the 1997 period, a 40.8% increase. Earnings per share from continuing operations rose to $.28 in the 1997 period from $.21 in the 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used by operations in the 1997 period was $7.0 million compared to cash provided of $15.6 million in the 1996 period. Included in the 1996 amount was $13.2 million provided by the gain from the December 1995 sale of the Company's interest in its Atlanta headquarters building that was sold by its joint venture owner. The Company had a 50% interest in the joint venture. Concurrent with the sale, the Company extended its lease for office space in the building for an additional seven years to now expire in 2007. The gain is being deferred and amortized on a straight-line basis through July 2005, the date on which landlord may terminate the lease, and is recorded as a reduction in rent expense. The 1996 period included a decrease of $2.7 million in trade accounts and notes receivable compared to an increase of $11.3 million in the 1997 period. The 1997 increase resulted from higher revenues in part as a result of the acquisitions of Comtex, ANATEC and Accounting Resources, Inc.

         Investing activities used cash of $75.2 million in the 1997 period compared to cash used of $7.2 million in the 1996 period. The January 1997 purchase of Comtex and the November 1996 purchase of Accounting Resources, Inc. resulted in cash uses of $59.5 million and $7.6 million, respectively, in the 1997 period. The 1997 and 1996 amounts included MIS development costs of $4.9 million and $2.9 million, respectively. In connection with its acquisition of ANATEC, the Company is obligated to make an additional cash payment of up to approximately $10.0 million if ANATEC'S gross profit for the twelve month period ending December 31, 1996 exceeds a specified level. An agreement as to the final payment has not been reached but is expected to be reached in the second fiscal quarter of 1997.

At January 26, 1997, the Company had $116.5 million of total debt outstanding.

(a)              Exhibit 11 Statement Regarding Computation of Per Share
                 Earnings

                 Exhibit 27 Financial Data Schedule (for SEC use only)

(b)              Reports on Form 8-K

                 The following reports on Form 8-K filed for the period covered under this quarterly filing are incorporated by reference.

                 Form 8-K report dated December 8, 1996, filed on December 20, 1996.

                 Form 8-K/A report dated December 8, 1996, filed on February 19, 1997.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        NORRELL CORPORATION (REGISTRANT)




Date:  February 26, 1997                By:  /s/ C. Kent Garner
                                             -----------------------------
                                             C. Kent Garner
                                             Vice President and Chief
                                             Financial Officer
                                             (On behalf of the Registrant
                                             and as Chief Accounting Officer)