Form 10-Q
period 1997-04-27
NORRELL CORP
filed 1997-06-09
CIK 778397

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

                              EXCHANGE OF 1934

For the quarterly period ended April 27, 1997

                         Commission File No. 0-24300


                             NORRELL CORPORATION
                             -------------------
           (Exact name of registrant as specified in its charter)


           GEORGIA                                                               58-0953709
-------------------------------                                              -----------------
(State or other jurisdiction of                                              (I.R.S. Employer
Incorporation or organization)                                               Identification No.)


3535 Piedmont Road, NE, Atlanta, GA                                                30305
----------------------------------------                                     -----------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,079,702 shares on May 25, 1997.

                     Norrell Corporation and Subsidiaries

                                  FORM 10-Q

                                    INDEX



                                                                                           Page No.
                                                                                           --------
PART I           FINANCIAL INFORMATION
------
ITEM 1.          Financial Statements

                 Consolidated Balance Sheets -
                 April 27, 1997 (Unaudited) and October 27, 1996                              2

                 Consolidated Statements of Income
                 (Unaudited) - Three months and Six Months ended
                 April 27, 1997 and April 28, 1996                                            3


                 Consolidated Statements of Cash Flows
                 (Unaudited) - Six months ended April 27, 1997
                 and April  28, 1996                                                          4

                 Notes to Consolidated Financial Statements
                 (Unaudited)                                                                  5


ITEM 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                          7


PART II  OTHER INFORMATION
-------

ITEM 6.  Exhibits and Reports on Form 8-K                                                     10


SIGNATURE                                                                                     13

                              NORRELL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)
                              (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



ASSETS                                                 APRIL 27, 1997     OCTOBER 27, 1996
------                                                 --------------     ----------------
CURRENT ASSETS
    CASH AND SHORT-TERM INVESTMENTS                        $   7,894         $   8,876
    ACCOUNTS RECEIVABLE TRADE,
       LESS ALLOWANCES OF $8,712 IN 1997                     200,791           145,843
       AND $7,411 IN 1996
    PREPAID EXPENSES                                           3,205             2,674
    OTHER                                                     11,534             9,995
                                                           ---------         ---------
       TOTAL CURRENT ASSETS                                  223,424           167,388
                                                           ---------         ---------

PROPERTY AND EQUIPMENT, LESS
    ACCUMULATED DEPRECIATION                                  15,589            13,513
NONCURRENT DEFERRED INCOME TAXES                              10,791             6,034

OTHER ASSETS
    GOODWILL AND OTHER INTANGIBLES, NET OF AMORTIZATION      123,414            45,069
    MIS DEVELOPMENT COSTS, NET OF AMORTIZATION                26,433            18,634
    INVESTMENTS AND OTHER ASSETS                              12,102            12,593
                                                           ---------         ---------
       TOTAL OTHER ASSETS                                    161,949            76,296
                                                           ---------         ---------

TOTAL ASSETS                                               $ 411,753         $ 263,231
                                                           =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    CURRENT MATURITIES OF LONG-TERM DEBT                  $  12,019         $   9,789
    ACCOUNTS PAYABLE                                         13,570            14,651
    ACCRUED EXPENSES                                         86,596            67,536
    DEFERRED REVENUE AND GAIN                                10,433            10,822
                                                          ---------         ---------
       TOTAL CURRENT LIABILITIES                            122,618           102,798

LONG-TERM DEBT, LESS CURRENT MATURITIES                     120,240            23,316
LONG-TERM DEFERRED GAIN                                      10,727            11,471
LONG-TERM ACCRUED EXPENSES                                   40,435            27,614
                                                          ---------         ---------

       TOTAL LIABILITIES                                    294,020           165,199
                                                          ---------         ---------

SHAREHOLDERS' EQUITY
    COMMON STOCK, STATED VALUE $.01 PER SHARE;
       50,000,000 SHARES AUTHORIZED, WITH SHARES
       ISSUED OF 23,999,360 IN 1997 AND 23,566,204
       IN 1996                                                  240               236
    TREASURY STOCK, AT COST; 32,565 SHARES IN 1997
       AND 29,091 SHARES IN 1996                               (790)             (575)
    ADDITIONAL PAID-IN CAPITAL                               50,250            44,096
    RECEIVABLES FROM OFFICERS AND EMPLOYEES                    (125)             (111)
    RETAINED EARNINGS                                        68,158            54,386
                                                          ---------         ---------
       TOTAL SHAREHOLDERS' EQUITY                           117,733            98,032
                                                          ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 411,753         $ 263,231
                                                          =========         =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      NORRELL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                  -------------------------------  ------------------------------
                                  APRIL 27, 1997   APRIL 28, 1996  APRIL 27, 1997  APRIL 28, 1996
                                  --------------   --------------  --------------  --------------
REVENUES                             $317,943        $250,334        $599,177        $479,585

COST OF SERVICES                      248,032         197,011         468,377         376,828
                                     --------        --------        --------        --------
    GROSS PROFIT                       69,911          53,323         130,800         102,757

OPERATING EXPENSES                     50,686          41,271          96,642          80,803
DEPRECIATION AND AMORTIZATION           2,598           1,450           4,519           2,644
                                     --------        --------        --------        --------
    INCOME FROM OPERATIONS             16,627          10,602          29,639          19,310

OTHER EXPENSE
    INTEREST                            2,548             208           3,486             364
    OTHER                                 401             235             860             470
                                     --------        --------        --------        --------

INCOME BEFORE INCOME TAXES             13,678          10,159          25,293          18,476

INCOME TAXES                            5,199           3,910           9,613           7,113
                                     --------        --------        --------        --------

NET INCOME                           $  8,479        $  6,249        $ 15,680        $ 11,363


EARNINGS PER COMMON SHARE            $   0.33        $   0.25        $   0.61        $   0.46
                                     ========        ========        ========        ========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                 25,944          24,929          25,837          24,852
                                     ========        ========        ========        ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      NORRELL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                         SIX MONTHS ENDED
                                                                                ----------------------------------
                                                                                APRIL 27, 1997      APRIL 28, 1996
                                                                                --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES
    NET INCOME                                                                    $  15,680           $  11,363
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
       PROVIDED BY OPERATING ACTIVITIES
         DEPRECIATION AND AMORTIZATION - OPERATING EXPENSES                           4,519               2,644
         DEPRECIATION AND AMORTIZATION - COST OF SERVICES/OTHER EXPENSES                275                 148
         GAIN ON RETIREMENT OF COMMON STOCK                                            (942)             (1,235)
         PROVISION FOR DOUBTFUL ACCOUNTS                                                942               1,115
         DEFERRED INCOME TAXES                                                       (6,106)             (4,926)
         DEFERRED GAIN ON SALE OF BUILDING                                             (744)             13,711
         LONG-TERM ACCRUED EXPENSES                                                   4,526               1,549
         OTHER                                                                        3,671                  92
         CHANGE IN CURRENT ASSETS AND CURRENT LIABILITIES
            ACCOUNTS RECEIVABLE, TRADE                                              (46,803)             (8,588)
            PREPAID EXPENSES                                                           (355)                136
            DEFERRED REVENUE                                                            285                (709)
            ACCOUNTS PAYABLE                                                         (6,096)             (4,728)
            ACCRUED EXPENSES                                                         19,793               3,509
            OTHER                                                                       619               2,513
                                                                                  ---------           ---------
              NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                   (10,736)             16,594
                                                                                  ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    COST OF ACQUISITIONS, NET OF CASH ACQUIRED                                      (76,806)             (6,780)
    INCREASE IN MIS DEVELOPMENT COSTS, NET                                           (8,830)             (5,888)
    ADDITIONS TO PROPERTY AND EQUIPMENT                                              (3,853)             (2,974)
    CASH INVESTMENTS IN AND ADVANCES TO JOINT VENTURES                               (1,532)             (1,569)
    INCREASE IN INVESTMENTS AND OTHER ASSETS                                           (580)             (1,599)
    CASH DISTRIBUTIONS FROM JOINT VENTURE                                                --                 325
    INCREASE IN GOODWILL AND OTHER INTANGIBLES, NET                                    (565)               (268)
                                                                                  ---------           ---------
              NET CASH USED IN INVESTING ACTIVITIES                                 (92,166)            (18,753)
                                                                                  ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    PROCEEDS FROM THE ISSUANCE OF LONG-TERM DEBT                                    233,091               4,030
    REPAYMENTS OF LONG-TERM DEBT                                                   (133,939)                 --
    PROCEEDS FROM THE ISSUANCE OF COMMON STOCK                                        2,474                 170
    PROCEEDS FROM STOCK OPTION EXERCISES INCLUDING RELATED TAX BENEFITS               2,439                 722
    DIVIDENDS PAID ON COMMON STOCK                                                   (1,908)             (1,457)
    ACQUISITION OF TREASURY STOCK                                                      (263)                (85)
    REDUCTION IN RECEIVABLES FROM OFFICERS AND EMPLOYEES                                 26                 207
                                                                                  ---------           ---------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                             101,920               3,587
                                                                                  ---------           ---------

NET (DECREASE) INCREASE IN CASH AND SHORT-TERM
    INVESTMENTS                                                                        (982)              1,428

CASH AND SHORT-TERM INVESTMENTS AT
    BEGINNING OF PERIOD                                                               8,876               5,115
                                                                                  ---------           ---------

CASH AND SHORT-TERM INVESTMENTS AT END
    OF PERIOD                                                                     $   7,894           $   6,543
                                                                                  =========           =========


SUPPLEMENTARY CASH FLOW DISCLOSURES
    CASH PAYMENTS DURING THE PERIOD FOR
       INTEREST                                                                   $   2,528           $     359
       INCOME TAXES, NET OF REFUNDS                                                  13,858               9,284
    NONCASH INVESTING AND FINANCING ACTIVITY
       ISSUANCE OF OPTIONS TO BENEFIT PLan                                              842                 726
       EXERCISE OF BENEFIT PLAN STOCK OPTIONS                                           780                 209

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

         Comtex is a New York City-based provider of information technology services, including systems planning and development, organizational consulting related to business transformation and staff augmentation support. Comtex has locations in New York City; White Plains, New York and Miami, Florida.

         The acquisition, which was accounted for under the purchase method, was financed with borrowings under the Company's revolving credit facility.

         The results of operations of Comtex are included in the statements of income beginning January 2, 1997. At December 31, 1996, Comtex had net assets of $10,066,000.

3.       Long Term Debt and Financial Instruments

         Effective December 26, 1996, the Company amended its $95,000,000 revolving credit facility to increase available borrowings to $150,000,000. In addition, the Company increased its available borrowings under its unsecured lines of credit from $40,000,000 to $50,000,000.

         The Company also entered into four interest rate swap agreements in order to manage exposure to fluctuations in interest rates. The difference between fixed and variable interest amounts calculated by reference to agreed-upon principal notional amounts is recognized as an adjustment to interest expense over the life of the swaps. Two of the four swap agreements are each for notional principal amounts of $20,000,000, the remaining two agreements are for notional principal amounts of $12,000,000 and $8,000,000. The Company exchanges floating interest rates based on LIBOR for an average fixed rate of 6.43% at quarterly settlement dates. The swap agreements terminate between November 2001 and January 2002. At April 27, 1997, the total fair market value of the swaps was $1,018,000.

4.       New Accounting Pronouncement

         In March, 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 128 ("SFAS 128"), Earnings Per Share, which is effective for fiscal years ending after December 15, 1997. Early adoption is not permitted. SFAS 128 may significantly change reported earnings per share ("EPS") for companies, such as Norrell Corporation, with complex capital structures as compared to EPS calculated using the modified treasury stock method. The pro forma effect of applying the provision of SFAS 128 is as follows:


                                    Three Months Ended                                Six Months Ended
                         --------------------------------------------       ----------------------------------------------
                           April 27, 1997        April 28, 1996             April 27, 1997         April 28, 1996
                           --------------        --------------             --------------         --------------
                         Historical  Pro Forma   Historical   Pro Forma        Historical   Pro Forma   Historical   Pro Forma
                         ----------  ---------   ----------   ---------        ----------   ---------   ----------   ---------
 Primary/Basic EPS            $0.33     $0.35        $0.25      $0.27             $0.61      $0.66        $0.46      $0.49
 Fully Diluted/Diluted EPS    $0.33     $0.33        $0.25      $0.25             $0.61      $0.61        $0.45      $0.46

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company operates on a 52-53 week fiscal calendar. The 1997 fiscal year will end on November 2 and will include a 53rd week. The Company anticipates the additional week of operations will add approximately $3 to $6 million to fourth quarter operating income. A 53rd week occurs in one of every 5 or 6 fiscal years depending on the timing of leap years.


OPERATING RESULTS SECOND QUARTER ENDED APRIL 27, 1997 COMPARED TO SECOND QUARTER ENDED APRIL 28, 1996

     Revenues increased 27.0%, or $67.6 million, to $317.9 million in 1997. Staffing Services revenues grew 16.5% to $214.0 million, and accounted for 67.3% and 73.4% of total 1997 and 1996 period revenues, respectively.
Staffing Services volume, as measured by hours that staffing employees worked, increased 12.1% and prices rose 3.9% compared to 15.0% and 3.5%, respectively, for the 1996 period. Outsourcing Services revenues grew 14.2% to $60.2 million. Outsourcing Services revenues from customers other than IBM increased $6.2 million in 1997 to $20.8 million. The Company added to its Professional Services Group through the acquisitions of Analytical Technologies, Inc. and ANATEC Canada, Inc. (collectively "ANATEC") in July, 1996, Accounting Resources, Inc. ("ARI") in November, 1996 and Comtex in January, 1997. Professional Services revenues were $43.7 million in the 1997 period compared to $13.9 million in the 1996 period, a 214.0% increase. The 1996 period included the results of American Technical Resources, Inc. ("ATR"), which was accounted for as a pooling of interests, and Financial Staffing.

     Gross profit increased 31.1%, or $16.6 million, to $69.9 million in 1997. Gross margin (gross profit as a percent of revenues) increased from 21.3% in the 1996 period to 22.0% in the 1997 period. Staffing Services gross margin decreased from 21.5% in 1996 to 21.1% in 1997. This decline of 0.4% was primarily the result of higher wage rates. Outsourcing Services gross margin decreased from 19.2% in 1996 to 18.3% in the 1997 period. Over half of the decline was due to increased use of Staffing Services employees to staff outsourcing contracts. Under this arrangement, Staffing Services recognizes the gross profit, whereas Outsourcing Services recognizes revenue from these transactions equal to the charge from Staffing Services. The remaining decline was due to a customer billing adjustment which added 0.3% to the 1996 period gross margin and to a somewhat smaller price increase in the 1997 period on a contract with IBM. Contract costs rose slightly more than the price increase which contributed to the margin decline. Professional Services gross margin increased from 26.3% in the 1996 period to 31.4% in the 1997 period. Margins increased as a result of adding higher margin information technology consulting services in the 1997 period through the acquisitions of ANATEC, ARI and Comtex.

     Operating expenses increased 22.8%, or $9.4 million, primarily as a result of acquisitions and the added costs of supporting internal growth.
Depreciation and amortization expense increased $1.1 million, or 79.2%, as a result of increased investment in management information systems ("MIS") and amortization of goodwill from acquisitions. Operating expenses and depreciation and amortization, as a percentage of revenues, declined from 17.1% in the 1996 period to 16.8% in the 1997 period as the Company experienced favorable operating leverage.

     Interest expense increased from $208,000 in the 1996 period to $2.5 million in the 1997 period as a result of borrowings to fund the purchase of ANATEC, ARI and Comtex and the increased cost associated with carrying a higher trade accounts receivable balance. See Liquidity and Capital Resources.

     Other expense increased from $235,000 in the 1996 period to $401,000 in the 1997 period as a result of increased losses from the Company's 50% ownership in a joint venture to provide administrative outsourcing for health care facilities.

OPERATING RESULTS SIX MONTHS ENDED APRIL 27, 1997 COMPARED TO SIX MONTHS ENDED APRIL 28, 1996

     Revenues increased 24.9%, or $119.6 million, to $599.2 million in 1997. Staffing Services revenues grew 15.2% to $408.5 million, and accounted for 68.2% and 73.9% of total 1997 and 1996 period revenues, respectively.
Staffing Services volume, as measured by hours that staffing employees worked, increased 10.7% and prices rose 4.1% compared to 13.7% and 4.2%, respectively, for the 1996 period. Outsourcing Services revenues grew 15.3% to $115.8 million. Outsourcing Services revenues from customers other than IBM increased $11.4 million from 1996 to $38.4 million. The Company added to its Professional Services Group through the acquisitions of ANATEC, ARI and Comtex.
Professional Services revenues were $74.9 million in the 1997 period compared to $24.8 million in the 1996 period, a 202.4% increase.

     Gross profit increased 27.3%, or $28.0 million, to $130.8 million in 1997. Gross margin increased from 21.4% in the 1996 period to 21.8% in the 1997 period. Staffing Services gross margin declined from 21.9% in 1996 to 21.3% in 1997. During the first quarter of 1996, workers' compensation liability for the franchise division of Norrell Services was adjusted to give effect to much better than expected loss experience. The adjustment resulted in a reduction of $800,000 in cost of services which added 0.2% to Staffing Services gross margin in the 1996 period. Without this adjustment, gross margin would have been 21.7% in the 1996 period. The remaining decline of 0.4% was primarily the result of higher wage rates. Outsourcing Services gross margin declined from 18.6% in 1996 to 18.2% in the 1997 period. Over half of the decline was due to a an increased use of Staffing Services' employees to staff outsourcing contracts. Under this arrangement, Staffing Services recognizes the gross profit whereas Outsourcing Services recognizes revenue from these transactions equal to the charge from Staffing Services. Professional Services gross margin increased from 25.9% in the 1996 period to 30.5% in the 1997 period. Margins increased as a result of adding higher margin information technology consulting services in the 1997 period through the acquisitions of ANATEC, ARI and Comtex. The 1996 period included the results of ATR, which was accounted for as a pooling of interests, and Financial Staffing.

     Operating expenses increased 19.6%, or $15.8 million, primarily as a result of acquisitions and the added costs of supporting internal growth. Depreciation and amortization expense increased $1.9 million, or 70.9%, from the 1996 period due to increased investment in MIS and goodwill from acquisitions. Operating expenses and depreciation and amortization, as a percentage of revenues, declined from 17.4% in the 1996 period to 16.9% in the 1997 period as the Company experienced favorable operating leverage.

     Interest expense increased from $364,000 in the 1996 period to $3.5 million in the 1997 period as a result of borrowings to fund the purchase of ANATEC, ARI and Comtex and the increased cost associated with carrying a higher trade accounts receivable balance. See Liquidity and Capital Resources.

     Other expense increased from $470,000 in the 1996 period to $860,000 in the 1997 period as a result of increased losses from the Company's 50% ownership in a joint venture to provide administrative outsourcing for health care facilities.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operations in the 1997 period was $10.7 million compared to cash provided of $16.6 million in the 1996 period. The 1997 period included an increase of $46.8 million in trade accounts and notes receivable compared to an increase of $8.6 million in the 1996 period. The 1997 increase was due principally to the higher level of revenues in the 1997 period and to billing delays caused by the conversion in December 1996 to a new billing and accounts receivable system. The Company does not believe that system issues have impacted the collectibility of its accounts receivable. The Company is currently improving the new billing system and expects to incur additional costs to improve its operation. Higher revenues in the 1997 period were due, in part, to the acquisitions of Comtex, ANATEC and ARI. The 1997 period cash used in operating activities was partially offset by an increase in accrued expenses (an increase in cash) of $19.8 million compared to an increase of $3.5 million in the 1996 period. Included in the 1997 amount was an accrual of $9.2 million for the contingent payment associated with the acquisition of ANATEC. The remaining increase in accrued liabilities was related to internal growth in operations and the acquisitions of Comtex, ANATEC and ARI. The 1996 cash provided by operating activities included a $13.7 million gain from the sale of the Company's interest in its Atlanta headquarters building which was sold by its joint venture owner. The Company had a 50% interest in the joint venture.
Concurrent with the sale, the Company extended its lease for office space in the building for an additional seven years to now expire in 2007. The gain is being deferred and amortized on a straight-line basis through July 2005, the date on which the landlord may terminate the lease, and is recorded as a reduction in rent expense.

     Investing activities used cash of $92.2 million in the 1997 period compared to cash used of $18.8 million in the 1996 period. The January, 1997 purchase of Comtex and the November, 1996 purchase of ARI resulted in cash uses of $60.0 million and $7.6 million, respectively, in the 1997 period. The purchase of Valley Staffing Services, Inc. in January, 1996 used cash of $6.8 million in the 1996 period. In connection with its acquisition of ANATEC, the Company reached an agreement as to the final payment due the former owners of ANATEC. This payment of $9.2 million was based on ANATEC's gross profit for the twelve months ending December 31, 1996 and is included in the cost of acquisitions in the accompanying statements. The resulting cash flow impact was a use of $9.2 million. The investing activities for 1997 and 1996 included MIS development costs of $8.8 million and $5.9 million, respectively.

     At April 27, 1997, the Company had $132.3 million of total debt outstanding.

     The Company continues to estimate that it will capitalize approximately $17 to $21 million of costs in fiscal 1997 for MIS development and implementation and for property and equipment, primarily desktop computers required for the operation of new systems. The Company expects to incur additional costs in fiscal 1997 as a result of the decision to delay the implementation of a new payroll system. Costs of delaying implementation of the payroll system will be expensed as incurred during the remainder of fiscal 1997 and are expected to total approximately $4 to $5 million.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains certain forward-looking statements and information that involve risks and uncertainties. Where used in this report, the words "believe", "anticipate", "expect", "estimate" and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from the results anticipated. Among factors that may have a direct bearing on the Company's results are fluctuations in economic conditions in the Company's markets, the degree and nature of competition, pricing competition and the Company's ability to recruit and replace employees.

(a)              Exhibit 11 Statement Regarding Computation of Per Share
                 Earnings

                       27 Financial Data Schedule (for SEC use only).

(b)              Reports on Form 8-K

                 The following reports on Form 8-K filed for the period covered under this quarterly filing are incorporated by reference.

                 Form 8-K report dated December 8, 1996, filed on December 20, 1996

                 Form 8-K/A report dated December 8, 1996, filed on February 19, 1997

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        NORRELL CORPORATION
                                        (REGISTRANT)




Date:  June 5, 1997                     By:  S/C. Kent Garner
                                             ----------------
                                             C. Kent Garner
                                             Vice President and Chief
                                             Financial Officer
                                             (On behalf of the Registrant
                                             and as Chief Accounting Officer)