Form 10-Q
period 1997-07-27
NORRELL CORP
filed 1997-09-09
CIK 778397

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[MARK ONE]

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

                                EXCHANGE OF 1934

For the quarterly period ended July 27, 1997
                              --------------

                          Commission File No. 1-14018
                                             --------
                              NORRELL CORPORATION
                              -------------------
             (Exact name of registrant as specified in its charter)

           GEORGIA                                         58-0953079
- -------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                         Identification No.)

3535 Piedmont Road, NE, Atlanta, GA                           30305
- ------------------------------------                   -------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (404)240-3000
                                                   -------------

                                 Not applicable
===============================================================================
Former name, former address and former fiscal year, if changed since last report.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,687,646 shares on August 24, 1997.

                      Norrell Corporation and Subsidiaries

                                   FORM 10-Q

                                     INDEX

                                                                       Page No.
PART I            FINANCIAL INFORMATION
ITEM 1.  Financial Statements

         Consolidated Balance Sheets -
         July 27, 1997 (Unaudited) and October 27, 1996                    2

         Consolidated Statements of Income
         (Unaudited) - Three months and nine months ended July 27, 1997 and July 28, 1996

                                                                           3
         Consolidated Statements of Cash Flows
         (Unaudited) - Nine months ended July 27, 1997
         and July 28, 1996                                                 4

         Notes to Consolidated Financial Statements
         (Unaudited)                                                       5

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7

PART II  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                 10


SIGNATURE                                                                 11

PART I
ITEM 1

                      NORRELL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

ASSETS                                                 JULY 27, 1997    OCTOBER 27, 1996
- ------                                               ----------------  ------------------
CURRENT ASSETS
    Cash and short-term investments                       $   4,446     $   8,876
    Accounts receivable trade,
       less allowances of $9,160 in 1997                    212,169       145,843
       and $7,411 in 1996
    Prepaid expenses                                          3,496         2,674
    Other                                                    13,258         9,995
                                                          ---------     ---------
       Total current assets                                 233,369       167,388
                                                          ---------     ---------

PROPERTY AND EQUIPMENT, less
    accumulated depreciation                                 16,943        13,513
NONCURRENT DEFERRED INCOME TAXES                             11,077         6,034

OTHER ASSETS
    Goodwill and other intangibles, net of amortization     122,787        45,069
    MIS development costs, net of amortization               30,231        18,634
    Investments and other assets                             12,143        12,593
                                                          ---------     ---------
       Total other assets                                   165,161        76,296
                                                          ---------     ---------

TOTAL ASSETS                                              $ 426,550     $ 263,231
                                                          =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                  $  40,642         9,789
    Accounts payable                                         12,246        14,651
    Accrued expenses                                         79,237        67,536
    Deferred revenue and gain                                 9,108        10,822
                                                          ---------     ---------
       Total current liabilities                            141,233       102,798

LONG-TERM DEBT, less current maturities                     110,202        23,316
LONG-TERM DEFERRED GAIN                                      10,355        11,471
LONG-TERM ACCRUED EXPENSES                                   36,946        27,614
                                                          ---------    ----------

       TOTAL LIABILITIES                                    298,736       165,199
                                                          ---------    ----------

SHAREHOLDERS' EQUITY
    Common stock, stated value $.01 per share;
       50,000,000 shares authorized, with shares
       issued  and outstanding of 24,185,183 in 1997
       and 23,566,204 in 1996                                   243           236
    Treasury stock, at cost; 29,523 shares in 1997
       and 29,091 shares in 1996                               (822)         (575)
    Additional paid-in capital                               52,148        44,096
    Receivables from officers and employees                    (125)         (111)
    Retained earnings                                        76,370        54,386
                                                          ---------     ---------
       Total shareholders' equity                           127,814        98,032
                                                          ---------     ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 426,550     $ 263,231
                                                          =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                     NORRELL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                   ------------------------------------        ----------------------------------
                                                   JULY 27, 1997        JULY 28, 1996          JULY 27, 1997      JULY 28, 1996
                                                   ---------------     ----------------        ---------------   ----------------
REVENUES                                           $     332,691       $      255,275          $     931,868      $     734,860

COST OF SERVICES                                         258,374              201,298                726,751            578,126
                                                   -------------       --------------          -------------      -------------
    Gross Profit                                          74,317               53,977                205,117            156,734

OPERATING EXPENSES                                        53,810               41,688                150,452            122,491
DEPRECIATION AND AMORTIZATION                              2,558                1,222                  7,077              3,866
                                                   -------------       --------------          -------------      -------------
    Income from operations                                17,949               11,067                 47,588             30,377

OTHER EXPENSE
    Interest                                               2,281                  247                  5,767                611
    Other                                                    874                   60                  1,734                530
                                                   -------------       --------------          -------------      -------------
INCOME BEFORE INCOME TAXES                                14,794               10,760                 40,087             29,236

INCOME TAXES                                               5,619                4,141                 15,232             11,254
                                                   -------------       --------------          -------------      -------------
NET INCOME                                         $       9,175       $        6,619          $      24,$55      $      17,982
                                                   =============       ==============          =============      =============

EARNINGS  PER COMMON SHARE                         $        0.35       $         0.26          $        0.96      $        0.72
                                                   =============       ==============          =============      =============
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                                    26,308               25,485                 25,999             25,125
                                                   =============       ==============          =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                     NORRELL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                       --------------------------------------
                                                                        JULY 27, 1997        JULY 28, 1996
                                                                       -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                             $ 24,855            $  17,982
    Adjustments to reconcile net income to net cash
       provided by operating activities

         Depreciation and amortization - operating expenses                   7,077                3,866
         Depreciation and amortization - cost of services/other expenses        465                  284
         Gain on retirement of common stock                                  (1,413)              (1,706)
         Provision for doubtful accounts                                      1,447                1,603
         Deferred income taxes                                               (5,496)              (4,746)
         Deferred gain on sale of building                                   (1,116)              13,339
         Long-term accrued expenses                                           1,037                1,507
         Other                                                                4,219                  279
         Change in current assets and current liabilities

            Accounts receivable, trade                                      (58,686)              (9,669)
            Prepaid expenses                                                   (646)                (740)
            Deferred revenue                                                   (569)                (115)
            Accounts payable                                                 (7,420)                 (93)
            Accrued expenses                                                 12,546                3,581
            Other                                                            (2,002)               1,562
                                                                           --------            ---------
              Net cash (used in) provided by operating activities           (25,702)              26,934
                                                                           --------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cost of acquisitions, net of cash acquired                              (76,971)             (32,775)
    Increase in mis development costs, net                                  (13,318)              (9,036)
    Additions to property and equipment                                      (6,379)              (4,597)
    Cash investments in and advances to joint ventures                       (2,261)              (1,569)
    Increase in investments and other assets                                   (448)              (1,846)
    Cash distributions from joint venture                                      --                    325
    Increase in goodwill and other intangibles, net                            (650)                (290)
                                                                           --------            ---------
              Net cash used in investing activities                        (100,027)             (49,788)
                                                                           --------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the issuance of long-term debt                            276,489               31,506
    Repayments of long-term debt                                           (158,750)              (5,513)
    Proceeds from stock option exercises including related tax benefits       4,238                1,092
    Dividends paid on common stock                                           (2,871)              (2,239)
    Proceeds from the issuance of common stock                                2,594                  563
    Acquisition of treasury stock                                              (427)                (476)
    Reduction in receivables from officers and employees                         26                  249
                                                                           --------            ---------
              Net cash provided by financing activities                     121,299               25,182
                                                                           --------            ---------

NET (DECREASE) INCREASE IN CASH AND SHORT-TERM

    INVESTMENTS                                                              (4,430)               2,328

CASH AND SHORT-TERM INVESTMENTS AT

    BEGINNING OF PERIOD                                                       8,876                5,115
                                                                           --------            ---------

CASH AND SHORT-TERM INVESTMENTS AT END
    OF PERIOD                                                              $  4,446            $   7,443
                                                                           ========            =========


SUPPLEMENTARY CASH FLOW DISCLOSURES
    Cash payments during the period for
       Interest                                                            $  4,760                  359
       Income taxes, net of refunds                                          15,108                9,284
    Nnoncash investing and financing activity
       Issuance of options to benefit p#an                                      953                  726
       Exercise of benefit plan stock options                                 1,227                  209

The accompanying notes are an integral part of these consolidated financial statements.

Part I
Item 1

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

         The Company also entered into four interest rate swap agreements in order to manage exposure to fluctuations in interest rates. The difference between fixed and variable interest amounts calculated by reference to agreed-upon principal notional amounts is recognized as an adjustment to interest expense over the life of the swaps. Two of the swap agreements are each for notional principal amounts of $20,000,000, the remaining two agreements are for notional principal amounts of $12,000,000 and $8,000,000. The Company exchanges floating interest rates based on LIBOR for an average fixed rate of 6.43% at quarterly settlement dates. The swap agreements terminate between November 2001 and January 2002. At July 27, 1997, if the company had terminated each of the swap agreements, the estimated termination payments would have totaled approximately $626,000. The Company does not expect to terminate these agreements and expects them to expire as originally contracted.

Part I
Item 1

4.       New Accounting Pronouncements

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," which became effective for fiscal years beginning after December 15, 1995. SFAS 123 established new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation expense for stock-based compensation under SFAS 123 or APB Opinion No. 25 "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 will be required to make pro forma disclosures of net income and earnings per share as if the provisions of SFAS 123 had been applied. The Company is adopting SFAS 123 in fiscal 1997 on a pro forma disclosure basis.

         In March 1997, the FASB released Statement of Financial Accounting Standard No. 128 ("SFAS 128"), Earnings Per Share, which is effective for fiscal years ending after December 15, 1997. Early adoption is not permitted. SFAS 128 may significantly change reported earnings per share ("EPS") for companies, such as Norrell Corporation, with complex capital structures as compared to EPS calculated using the modified treasury stock method. The pro forma effect of applying the provision of SFAS 128 is as follows:

                                        Three Months Ended                                  Nine Months Ended
                            --------------------------------------------      ----------------------------------------------
                                July 27, 1997         July 28, 1996               July 27, 1997          July 28, 1996
                                -------------         -------------               -------------          -------------

                             Historical Pro Forma  Historical Pro Forma       Historical   Pro Forma  Historical  Pro Forma
                             ---------- ---------  ---------- ---------       ----------   ---------  ----------  ---------
Primary/Basic EPS                $0.35      $0.38      $0.26      $0.28            $0.96      $1.04       $0.72      $0.77
Fully  Diluted/Diluted EPS       $0.35      $0.35      $0.26      $0.26            $0.95      $0.96       $0.70      $0.72

5.       Subsequent Event

         On July 28, 1997, the Company completed a secondary offering of 2,500,000 shares of its common stock at a public offering price of $32.25 per share. The net proceeds of $76,300,000 were used to reduce amounts outstanding under the $150,000,000 revolving credit facility.

Part I
Item 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

         The Company operates on a 52-53 week fiscal calendar. The 1997 fiscal year will end on November 2 and will include a 53rd week. The Company anticipates the additional week of operations will add approximately $3 to $4 million to fourth quarter operating income. A 53rd week occurs in one of every 5 or 6 fiscal years depending on the timing of leap years.

OPERATING RESULTS THIRD QUARTER ENDED JULY 27, 1997 COMPARED TO THIRD QUARTER ENDED JULY 28, 1996

         Revenues increased 30.3%, or $77.4 million, to $332.7 million in 1997. Staffing Services revenues grew 19.9% to $224.2 million, and accounted for 67.4% and 73.3% of total 1997 and 1996 period revenues, respectively. Staffing Services volume, as measured by hours that staffing employees worked, increased 16.0% and prices rose 3.3% compared to 15.7% and 3.2%, respectively, for the 1996 period. Outsourcing Services revenues grew 22.8% to $64.4 million. Outsourcing Services revenues from customers other than IBM increased $9.5 million in 1997 to $25.2 million. The Company added to its Professional Services Group through the acquisitions of Analytical Technologies, Inc. and ANATEC Canada, Inc. (collectively "ANATEC") in July, 1996, American Technical Resources, Inc. ("ATR") in August, 1996, Accounting Resources, Inc. ("ARI") in November, 1996 and Comtex in January, 1997. Professional Services revenues were $44.1 million in the 1997 period compared to $15.8 million in the 1996 period, a 179.5% increase. The 1996 period results for Professional Services included the results of ATR which was accounted for as a pooling of interests, and Financial Staffing.

         Gross profit increased 37.7%, or $20.3 million, to $74.3 million in 1997. Gross margin (gross profit as a percent of revenues) increased from 21.1% in the 1996 period to 22.3% in the 1997 period. Staffing Services gross margin remained constant year over year at 21.6%. Outsourcing Services gross margin increased from 17.6% in 1996 to 18.1% in the 1997 period. During the 1996 period the Company recorded an adjustment to reduce revenue from fixed fee contracts based on a review of all fixed contract terms. This adjustment was partially offset by a reversal of workers compensation expense due to favorable loss experience. If the adjustments, which reduced margin by $617,000, had not been made, gross margin for the 1996 period would have been 18.4%. Professional Services gross margin increased from 27.2% in the 1996 period to 32.1% in the 1997 period as a result of adding higher margin information technology consulting services in the 1997 period through the acquisitions of ANATEC and Comtex.

         Operating expenses increased 29.1%, or $12.1 million, primarily as a result of the acquisitions of ANATEC, Comtex and ARI. Depreciation and amortization expense increased $1.3 million, or 109.3%, as a result of increased investment in management information systems ("MIS") and amortization of goodwill from acquisitions. Operating expenses and depreciation and amortization as a percentage of revenues, increased from 16.8% in the 1996 period to 16.9% in the 1997 period due to increased depreciation and amortization expense.

         Interest expense increased from $247,000 in the 1996 period to $2.3 million in the 1997 period as a result of borrowings to fund the purchases of ANATEC, ARI and Comtex and the increased cost associated with carrying a higher trade accounts receivable balance. See Liquidity and Capital Resources.

         Other expense increased from $60,000 in the 1996 period to $874,000 in the 1997 period as a result of increased losses from the Company's 50% ownership in a joint venture to provide administrative outsourcing for health care facilities.

OPERATING RESULTS NINE MONTHS ENDED JULY 27, 1997 COMPARED TO NINE MONTHS ENDED JULY 28, 1996

         Revenues increased 26.8%, or $197.0 million, to $931.9 million in 1997. Staffing Services revenues grew 16.8% to $632.7 million, and accounted for 67.9% and 73.7% of total 1997 and 1996 period revenues, respectively. Staffing Services volume, as measured by hours that staffing employees worked, increased 12.5% and prices rose 3.9% compared to 14.4% and 3.8%, respectively, for the 1996 period. Outsourcing Services revenues grew 17.9% to $180.2 million. Outsourcing Services revenues from customers other than IBM increased $20.9 million from 1996 to $63.6 million. The Company added to its Professional Services Group through the acquisitions of ANATEC, ATR, ARI and Comtex. Professional Services revenues were $119.0 million in the 1997 period compared to $40.5 million in the 1996 period, a 193.5% increase. The 1996 period included the results of ATR, which was accounted for as a pooling of interests, and Financial Staffing.

         Gross profit increased 30.9%, or $48.4 million, to $205.1 million in 1997. Gross margin increased from 21.3% in the 1996 period to 22.0% in the 1997 period. Staffing Services gross margin declined from 21.8% in 1996 to 21.4% in 1997. During the first quarter of 1996, workers' compensation liability for the franchise division of Norrell Services was adjusted to give effect to a much better than expected loss experience. The adjustment resulted in a reduction of $800,000 in cost of services which added 0.1% to Staffing Services gross margin in the 1996 period. Without this adjustment, gross margin would have been 21.7% in the 1996 period. The remaining decline of 0.3% was primarily the result of higher wage rates. Outsourcing Services gross margin remained constant year over year at 18.2%. During the 1996 period the Company recorded an adjustment to reduce revenue from fixed fee contracts based on a review of all fixed contract terms. This adjustment was partially offset by a reversal of workers compensation expense due to favorable loss experience. If the adjustments, which reduced margin by $617,000, had not been made, gross margin for the 1996 period would have been 18.5%. Professional Services gross margin increased from 26.4% in the 1996 period to 31.1% in the 1997 period as a result of adding higher margin information technology consulting services in the 1997 period through the acquisition of ANATEC and Comtex.

         Operating expenses increased 22.8%, or $28.0 million, primarily as a result of acquisitions. Depreciation and amortization expense increased $3.2 million, or 83.1%, from the 1996 period due to increased investment in MIS and goodwill from acquisitions. Operating expenses and depreciation and amortization, as a percentage of revenues, declined from 17.2% in the 1996 period to 16.9% in the 1997 period as the Company experienced favorable operating leverage.

         Interest expense increased from $611,000 in the 1996 period to $5.8 million in the 1997 period as a result of borrowings to fund the purchase of ANATEC, ARI and Comtex and the increased cost associated with carrying a higher trade accounts receivable balance. See Liquidity and Capital Resources.

         Other expense increased from $530,000 in the 1996 period to $1.7 million in the 1997 period as a result of increased losses from the Company's 50% ownership in a joint venture to provide administrative outsourcing for health care facilities.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used by operations in the 1997 period was $25.7 million compared to cash provided of $26.9 million in the 1996 period. The 1997 period included an increase of $58.7 million in trade accounts receivable compared to an increase of $9.7 million in the 1996 period. The 1997 increase was due principally to the higher level of revenues in the 1997 period and to billing delays caused by the conversion in December 1996 to a new billing and accounts receivable system. The Company does not believe that system issues have impacted the collectibility of its accounts receivable. The Company is currently improving the new billing system and expects to incur additional costs to improve its operation. Higher revenues in the 1997 period were due, in part, to the acquisitions of Comtex, ANATEC and ARI. The 1997 period cash used in operating activities was partially offset by an increase in accrued expenses (an increase in cash) of $12.5 million compared to an increase of $3.6 million in the 1996 period. This increase was due to internal growth in operations and the acquisitions of Comtex, ANATEC and ARI. The 1996 cash provided by operating activities included a $13.3 million gain from the sale of the Company's interest in its Atlanta headquarters building which was sold by its joint venture owner. The Company had a 50% interest in the joint venture. Concurrent with the sale, the Company extended its lease for office space in the building for an additional seven years to now expire in 2007. The gain is being deferred and amortized on a straight-line basis through July 2005, the date on which the landlord may terminate the lease, and is recorded as a reduction in rent expense.

         Investing activities used cash of $100.0 million in the 1997 period compared to cash used of $49.8 million in the 1996 period. The January 1997 purchase of Comtex, the November 1996 purchase of ARI and the final payment associated with the July 1996 acquisition of ANATEC resulted in cash uses of $59.8 million, $7.6 million and $9.6 million, respectively, in the 1997 period. The purchase of Valley Staffing Services, Inc. in January 1996 and ANATEC in July 1996 used cash of $6.7 million and $26.1 million, respectively, in the 1996 period. The ANATEC payment of $9.6 million was based on ANATEC's gross profit for the twelve months ended December 31, 1996 and is included in the cost of acquisitions in the accompanying statements. The investing activities for 1997 and 1996 included MIS development costs of $13.3 million and $9.0 million, respectively.

         At July 27, 1997, the Company had $150.8 million of total debt outstanding.

         On July 28, 1997, a day after the end of the third quarter, the Company sold an additional 2,500,000 shares of its common stock. The net proceeds of $76.3 million were used to reduce indebtedness under the Company's $150.0 million revolving credit facility.

         The Company continues to estimate that it will capitalize approximately $17.0 to $21.0 million of costs in fiscal 1997 for MIS development and implementation and for property and equipment, primarily desktop computers required for the operation of new systems. The Company expects to incur additional costs in fiscal 1997 as a result of the decision to delay the implementation of a new payroll system. Costs of delaying implementation of the payroll system will be expensed as incurred during the remainder of fiscal 1997 and are expected to total approximately $2.0 to $4.0 million.

At the beginning of the Company's fourth quarter, United Parcel Service (UPS), a significant customer, experienced a two-week labor strike. The Company estimates that the impact on fourth quarter earnings per share will be in the range of $0.01 to $0.03 depending upon how quickly UPS operations return to normal levels.

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

(a)      The following exhibits are filed with this Report:

         Exhibit 11 Statement Regarding Computation of Per Share Earnings

         Exhibit 27 Financial Data Schedule (for SEC use only)

(b) The following Report on Form 8-K for the period covered under this quarterly filing is incorporated by reference.

         Form 8-K Report dated and filed on July 25, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     NORRELL CORPORATION
                                     (REGISTRANT)

Date:  August 29, 1997               By: /s/ C. Kent Garner
                                        -------------------
                                        C. Kent Garner
                                        Vice President and
                                          Chief Financial Officer
                                        (On behalf of the Registrant and as
                                          Chief Accounting Officer)