Form 10-K405
period 1997-11-02
NORRELL CORP
filed 1998-02-02
CIK 778397

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended November 2, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------    -----------------

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

Registrant's telephone number, including area code: (404) 240-3000
                                                    --------------

           Securities registered pursuant to Section 12(b) of the Act:
     Title of each class             Name of each exchange on which registered
     -------------------             -----------------------------------------
  Common Stock, no par value                 New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of December 31, 1997, was approximately $280,615,781. This amount excludes a total of 13,002,887 shares of Common Stock owned either directly or beneficially by officers, directors and principal stockholders of the Registrant, who may be deemed to be affiliates under applicable rules of the Securities and Exchange Commission. As of December 31, 1997, there were 27,121,920 shares of Registrant's Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Company's Proxy Statement which has been mailed to stockholders in connection with the Company's annual meeting of stockholders, scheduled to be held on March 3, 1998, are incorporated by reference in Part III of this report. Except for the portions expressly incorporated by reference, the Company's Proxy Statement shall not be deemed to be a part of this report.

       Portions of the Norrell Corporation Annual Report 1997, which has been mailed to stockholders, are incorporated by reference in Part II of this report. Except for the portions expressly incorporated by reference, the Norrell Corporation Annual Report 1997 shall not be deemed to be a part of this report.

                                     PART I


ITEM 1.           BUSINESS

GENERAL

       Norrell Corporation (referred to herein, along with its subsidiaries and joint ventures, as the "Company" or "Norrell") is a strategic workforce management company and a leading provider of staffing, outsourcing and professional services. The Company is organized into three business groups:
Staffing Services, which provides temporary administrative, teleservices and light industrial staffing; Outsourcing Services, which provides administrative services, teleservices and human resources services, in which the Company assumes responsibility for the results of a client process; and Professional Services, which provides accounting staffing, information technology staffing, project management services, systems integration consulting services, and executive placement. The Company's customers are businesses, professional and service organizations, and government agencies in the United States and Canada. Based upon revenues, the Company believes it is one of the largest companies in the staffing industry in North America.

       The Company provides a broad range of services through its national network of 468 locations, including 155 Company-owned locations, 133 outsourcing services locations, 137 franchised locations, and 43 professional services offices as of December 31, 1997. In fiscal 1997, the Company supplied to approximately 19,000 clients (including subsidiaries and affiliated companies) in the United States and Canada over 236,000 staffing, outsourcing and professional personnel. The Company's employees possess a wide variety of office, light industrial, information technology and other skills, including secretarial, clerical, word processing, data entry, graphics, telemarketing, assembly, picking, packing and sorting, shipping and receiving, customer service, records management, administrative, human resources (recruiting, interviewing, assessment and training), computer programming, computer consulting, systems analysis, systems integration, accounting and additional financial services. The Company also provides home health aides and related services to government agencies and home health agencies.

       Since its incorporation in Georgia in 1965, the Company's quality service and customer focus have enabled it to compile a history of core business growth and expansion. From its beginnings as a provider of short-term replacement or fill-in personnel, often referred to as traditional temporary services, the Company has expanded into long-term staffing, managed staffing, "Master Vendor Partnering", outsourcing and professional services. In addition, the Company has expanded geographically from a base of locally owned and operated offices in Atlanta, Georgia, to a national network of 468 locations as of December 31, 1997. In recent years, the Company has supplemented this internal growth with acquisitions and joint ventures, which has not only added to the Company's geographic markets, but has also increased revenues and expertise in desirable service offerings such as information technology, financial services, teleservices, and temporary and permanent executive placements.

BUSINESS STRATEGY

       The Company's objective is to continue to be a leading national provider of staffing, outsourcing, and professional services. The key components of the Company's strategy are as follows:

       Offer a Seamless Spectrum of Strategic Workforce Management Solutions. Through its national network of offices, the Company offers strategic workforce management for clients committed to high quality, value-added services which are customized to strengthen a specific client's organizational effectiveness and flexibility. The Company partners with these clients to diagnose workforce problems and design an integrated service solution, ranging from short-term staff augmentation to comprehensive workforce structures that include dedicated management teams.

       Maintain High Quality Service Focus. The Company is dedicated to providing high quality services and believes it is an industry leader in its quality focus and related performance measurement systems. To maintain a consistently high quality standard for all of its employees, the Company uses a number of automated systems to screen and evaluate potential employees, to make appropriate assignments, to evaluate and review employees' performance, and to obtain and act upon client feedback. These extensive, integrated and automated quality measurement and control systems distinguish the Company from its competitors and help to attract and retain customers seeking consistent results and a nationwide approach to their staffing needs. The Company has made a substantial investment in and intends to continue to invest in technology and information related software and hardware. See "Quality and Technology." These investments have included integrating the Company's personnel and client databases nationwide, automating many tasks at the branch level, and enhancing back-office efficiency.

       Develop and Expand Service Offerings. The Company plans to grow its existing base of business by continuing to develop service offerings that complement its core business. Services added in the last three years through joint ventures, acquisitions and internal growth include information technology staffing and consulting (including systems integration), financial staffing, outsourced call center management, and temporary and permanent executive placements. By cross-selling these new services to existing accounts, the Company seeks to increase the volume of business within its current base of over 19,000 clients. The Company also plans to attract new clients based upon its comprehensive solutions approach. In addition to expanding its existing service offerings, the Company continually evaluates new service offerings which will enable it to better meet its clients' needs.

       Pursue Strategic Acquisitions. The Company intends to continue to pursue strategic acquisition opportunities that allow the Company to develop new services, acquire additional management expertise or enter key geographic markets. Since July 1995, the Company has acquired three information technology services, one accounting services and three staffing services businesses, and one executive temporary and permanent placement firm. The Company believes that the professional services acquisitions represent business opportunities with growth and profitability potential in excess of the Company's core staffing business.

BUSINESS GROUPS

       The Company has classified its businesses into three business groups:
Staffing Services, Outsourcing Services, and Professional Services.

       Staffing Services. The Company's staffing services are generally performed by its subsidiary, Norrell Services, Inc. In addition, Norrell Health Care provides staffing in the health care field, primarily in the states of New York, New Jersey and Pennsylvania.

       Temporary Staffing. Employees may be assigned to work for a client for either a specified or indefinite period of time as necessary to meet the needs of clients. The expense and inconvenience to a client of recruiting workers, including advertising, interviewing and testing, conducting reference and background checks and drug testing are reduced when temporary personnel are engaged. Use of these services also enables the client to eliminate or reduce record keeping, expenses associated with fringe benefits, turnover and related personnel costs usually associated with its workers. A client pays only for actual hours worked by temporary personnel and may terminate the use of temporary services without the adverse effects of layoffs. The Company also offers short-term staffing, sometimes referred to as project or peak period staffing, through which the Company can meet fluctuating staffing requirements quickly and easily, helping clients maintain high levels of productivity without the need to add permanent staff. The Company defines short-term staffing as an assignment of less than six months that involves one-time, seasonal or recurring use of temporary employees. During fiscal 1997, the Company generated $358.8* million from its temporary staffing services, compared with $323.3 million in revenues in fiscal 1996.

       Long-Term Staffing. The Company offers long-term staffing options tailored to specific client needs. Through long-term staffing, the Company provides and supervises employees for functions or departments on an extended basis. The Company defines long-term staffing as the staffing of specific positions for six months or


-------------------------------------
* /All information concerning fiscal 1997 revenues in this Item 1 has been adjusted to exclude results attributable to a 53rd week of operations, which occurs every five to six fiscal years.

more. During fiscal 1997, the Company generated $212.8* million in revenues from its long-term staffing services, compared with $191.5 million in fiscal 1996.

       Managed Staffing. The Company emphasizes managed staffing, which is the staffing of positions with personnel on a planned and continuing basis, in most cases with one of the Company's on-site managers who is trained to manage the contingent workforce process. Managed staffing represents a cost-effective solution for employers who spend a significant amount of administrative and personnel department time managing employees whose jobs are generally routine and are characterized by high turnover rates and also for employers in industries with fluctuating personnel needs. Such employers use staffing personnel as a valuable management tool to control overhead costs and enhance profitability. Examples of managed staffing clients of the Company include customer service centers, distribution centers, and various light manufacturing and packaging businesses. The Company's managed staffing business grew 48.9% during fiscal 1997 from $82.9 million in revenues in fiscal 1996 to $123.4* million in revenues during fiscal 1997.

       Master Vendor Partnering ("MVP"). The Company offers its MVP program to its clients in conjunction with its other service offerings. Through its MVP program, the Company acts as a general manager for all of the client's external staffing needs. The Company provides a broad spectrum of solutions from staffing to call center services to information technology services to help the client meet its changing needs. The MVP program enables the client to significantly increase its organizational flexibility and effectiveness. During fiscal 1997, revenues from the Company's MVP program increased 18.4% from $143.0 million in fiscal 1996 to $169.3* million in fiscal 1997.

Outsourcing Services

       The Company today provides a portfolio of outsourcing services including administrative (secretarial, clerical, graphics, desktop publishing, multimedia), corporate and general services (mail center management, courier management, shipping/receiving, records retention), document processing (imaging, personnel records management, electronic data interchange, accounts payable, data entry, invoicing), human resources (recruiting, interviewing, assessment and training) and call center services. Typical outsourcing arrangements have many of the following characteristics: the Company supplies and manages the staff, the agreement contains specific service productivity and quality measurements, extends a year or longer, covers a defined scope of work, and has a gainsharing agreement. Outsourcing services are generally performed by the Company's subsidiary, Tascor Incorporated ("Tascor"), and by its joint venture entities CallTask Incorporated and NorCross Teleservices, Inc. The business of another joint venture - HealthTask L.P. - is being wound down due to failure to perform to the expectations of its partners and the Company. In fiscal 1997, the Company's outsourcing revenues were $247.6* million, an increase of 19% over fiscal 1996, which had $208.1 million in outsourcing revenues.

Professional Services

       The Company's Professional Services group includes Norrell Information Services, Inc., a subsidiary of the Company, Norrell Financial Staffing, a division of the Company's Norrell Services, Inc. subsidiary, and IMCOR, Inc., an executive temporary and permanent placement firm acquired in October, 1997.

       Information technology services is one of the Company's newest products, built with three acquisitions: Analytical Technologies, Inc. and ANATEC Canada, Inc. (collectively referred to as "ANATEC") and American Technical Resources, Inc. ("ATR"), which were acquired in fiscal 1996, and Comtex Information Systems, Inc. ("Comtex"), which was acquired in fiscal 1997. The Company is in the process of integrating these acquisitions into Norrell Information Services, which delivers full life-cycle solutions including technology consulting, project management, software development, documentation services, and education and training. Norrell Information Services also provides systems planning and development, systems integration, organizational consulting related to business transformation, and staff augmentation support, and provides contract employees from its national


-------------------------------------
* /All information concerning fiscal 1997 revenues in this Item 1 has been adjusted to exclude results attributable to a 53rd week of operations, which occurs every five to six fiscal years.

database of information technology professionals. Revenues from the Company's information technology services increased from $50.5 million in fiscal 1996 to $133.8* million in fiscal 1997, an increase of 165%.

       The Company's Norrell Financial Staffing division is led by staffing consultants who are experienced accounting and financial professionals with the ability to recruit, screen and hire financial specialists ranging from a chief financial officer to an accounting clerk. During fiscal 1997, the Company experienced significant growth in financial staffing due to growth of existing accounts. Revenues from financial staffing increased from $14.6 million in fiscal 1996 to $29.4* million in fiscal 1997, an increase of 101%.

       On October 17, 1997, the Company acquired IMCOR, Inc., an executive temporary and permanent placement firm based in Stamford, Connecticut. IMCOR recruits, screens and hires "portable" executives and places them in client organizations throughout the United States. IMCOR executives work as interim managers and project leaders in areas such as general management, finance, operations, information technology, manufacturing, marketing, human resources and strategic planning. IMCOR executives perform services on an as-needed basis or to allow the client to assess the executive's ability prior to making an offer to hire the executive.

QUALITY AND TECHNOLOGY

       The Company is dedicated to providing high quality services and believes it is an industry leader in its quality focus and technological approach including related measurement systems. In order to maintain a consistently high quality standard for all of its temporary and staffing employees, the Company uses automated systems to screen and evaluate potential employees, to make appropriate assignments, and to evaluate and review an employee's performance. The Company's quality system, Qualisys, is comprised of three major components:
(i) Exact MatchSM, a screening and placement process which matches the employee to the client's needs; (ii) B.O.S.S., its Branch Office Support System, an extensive database of client and personnel information; and (iii) I.R.I.S. SM, or Integrated Research Information System, by which the Company obtains direct client feedback and measures individual employee performance. These automated services enable the Company to provide staffing services quickly and efficiently, monitor client needs and utilization trends, measure the Company's service quality and evaluate and train its employees. This extensive, integrated and automated quality measurement and control system distinguishes the Company from its competitors. With its outsourcing clients, the Company also develops customized performance measurement benchmarks and systems for each client contract as requested. These standards and systems are designed with client input and take into account clients' quality needs and standards.

       In 1995 the Company began an initiative to install state-of-the-art systems in order to support the substantial growth of the Company, provide better support for the Company's national accounts, facilitate the integration of newly acquired companies, and to identify and resolve any Year 2000 issues with its systems. Due largely to changes in the Company's business, certain of the systems that had been developed - including particularly the Company's payroll and billing systems - were determined to be too limited to support future business needs. As a result, the Company recorded a write-off in the fourth quarter of fiscal 1997 related to these systems and embarked upon a new design approach. See Note 6 to the Company's Consolidated Financial Statements. A process, supported by outside consultants, is underway to enhance its systems to meet long-term business needs and to determine an appropriate technical solution to the Company's systems requirements. The Company anticipates completing the technical assessment by the end of the first quarter of fiscal 1998. The Company anticipates no disruption in normal business.

       In a related effort, the Company has conducted a comprehensive review of its computer systems and is developing an implementation plan to address the effects on its systems of the Year 2000 issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. If this issue is not addressed appropriately and in a timely manner, any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in a major system failure or miscalculations. The Company presently believes that, with planned modifications to existing


-------------------------------------
* /All information concerning fiscal 1997 revenues in this Item 1 has been adjusted to exclude results attributable to a 53rd week of operations, which occurs every five to six fiscal years.

software and conversions to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed in a timely manner, the resulting Year 2000 problems could have a material adverse impact on the operations of the Company.


ORGANIZATIONAL STRUCTURE

       The Company provides its services through a national network of 468 Company-owned locations, franchised locations, outsourcing locations, and professional services locations. The table below sets forth certain historical information concerning the number of Company locations:


                                                            As of the End of Fiscal
                                                                     Year
                                                   1993     1994     1995     1996    1997
                                                   ----     ----     ----     ----    ----


       Company-Owned Offices                       115      115      121      133     152
       Franchised Offices (1/)                     103      107      119      133     134
       Outsourcing Locations (2/)                   59       75       91      105     134
       Professional Services Offices (3/)            2        2       21       30      48
                                                   ---      ---      ---      ---     ---
       Total Company Offices and Locations         279      299      352      401     468
                                                   ===      ===      ===      ===     ===

       During fiscal 1997, the Company focused upon aligning its organization to better support its vision as a strategic workforce management company. Through the efforts of multiple task-forces which analyzed many aspects of the company's business approaches and methods, the Company is in the process of reorganizing to enhance the structure of its field organization, corporate resources and its methods of selling and supplying its services. While some of the changes resulting from this process have already been implemented, much of this realignment will occur in fiscal 1998 and beyond. The organizational structure of the Company, before the reorganization, is described below.

       Company-Owned Operations. The Company owns and operates temporary personnel services offices in major markets, each of which is managed by a Norrell manager who is responsible for most aspects of the Company's business within that market. These responsibilities include sales and client development, recruitment and retention of staffing employees and the implementation of Norrell's marketing strategies. The Company provides training to field managers, sales representatives and operations personnel in all of these areas. A substantial portion of field employees' compensation is based on financial performance, including the attainment of profit objectives. Company-owned offices operating in "middle markets" (generally markets with populations between 500,000 and 1.5 million) are operated under special incentive arrangements by managers who receive lower salaries and higher incentive compensation relative to managers of other Company-owned offices.

       Franchised Operations. The Company operates franchised offices throughout the United States and in Canada and Puerto Rico. The Company developed its initial franchise strategy in the mid-1960s as an important element of its overall growth plans. Franchising provides the opportunity to enter targeted markets with substantially less capital than would be required to establish Company-owned offices. The Company's primary franchise target markets are cities with populations between 50,000 and 500,000 people. The Company also establishes franchised offices under its trade name


---------------------------------
1 / Occasionally, the Company acquires a franchised office and operates it as a Company-owned office until it is refranchised. Such offices are included in franchised locations.
2 /  Outsourcing services are generally performed at the clients' facilities.
3 / Most of the offices of Norrell Financial Staffing included in the number of Professional Services Offices share space with offices also listed above as Company-Owned Offices.

Dynamic People to increase market penetration in major markets in which the Company may also operate Company-owned offices.

       Outsourcing Operations. The Company currently has operations at sites throughout the United States responsible for the delivery of outsourcing services. The majority of the Company's outsourcing operations are located on site at its customers' facilities, and the remaining outsourcing sites are located in leased offices. Other than regional offices and its corporate offices in the Company's headquarters building, the Company's outsourcing subsidiary does not maintain sales or administrative offices separate from the locations at which client services are performed, allowing the Company to control the growth of overhead costs. Outsourcing services are delivered by employees who are hired by the Company to perform services during the term of an outsourcing contract. These employees and related field operations are managed by the Company's site managers and area managers who are responsible for service delivery, customer satisfaction, and sales of additional services to current customers through both expansion of existing contracts as well as the addition of new contracts.

       Professional Services Operations. As of December 31, 1997, the Company maintains 43 professional services offices in the principal markets it currently serves. Each location is managed by a financial or information technology professional responsible for its marketing strategies.


SALES AND MARKETING

       The Company has developed a sales and marketing strategy which is implemented through its Company-owned and franchised staffing services offices, its on-site and off-site outsourcing services locations, and its professional services locations. The Company executes this strategy on both a national and local level. National sales is a joint effort conducted by a national account team located in the home office and the field organization. The local branch offices provide the service and sales efforts necessary to support large national customers. Pursuing national account relationships is important to the Company's growth due to the consolidation of vendors by large national clients and due to the broad spectrum of services these customers desire. Local accounts are developed by the Company-owned and franchised offices primarily through client referrals, community involvement and direct contacts with prospective clients. Contacts are made through sales representatives, telephone marketing calls and direct mail solicitation.

       For all traditional staffing clients, the Company has developed a system of formal consultation with its clients' management to determine the clients' specific requirements and to evaluate their potential use of staffing personnel. This approach involves: (i) an in-depth study of the client's corporate attitudes and departmental organization to gain insight into the client's operating philosophy; (ii) an analysis of the client's performance expectations and work experience requirements for staffing personnel; (iii) a job-by-job analysis of the cost effectiveness the client can expect from the use of the Company's staffing employees; and (iv) on-going management reports evaluating the actual results of utilizing the Company's services. This process facilitates an effective match of a client's needs with skills of the staffing employee and enables the client to analyze its use of staffing services. The Company offers all clients the "Norrell Guarantee", under which a client will not be billed if the client is not satisfied with a staffing employee's performance.

       The Company's sales efforts for its outsourcing and professional services offerings are accomplished by both the field sales organization and the national accounts teams. Functional experts from Norrell's spectrum of services, including information services, financial staffing, call center services and outsourcing provide invaluable sales support with these service offerings. New sales are generally made to companies at the senior executive level. Sales of outsourcing and professional services to an existing client are made by both the operations management team responsible for the client and the field sales organization and the national accounts organization.

       The development of awareness and preference for both the Norrell brand and the Company's service offerings is a primary initiative of the corporate sales and marketing and communications departments. Through a variety of national and local marketing vehicles and public and media relations, the Company communicates the attributes of a brand position and service offerings to current customers, prospects and the business community. By definition,

Strategic Workforce Management is the strategy and process by which the Company delivers competitive advantage to its clients through an array of integrated workforce solutions. This approach also serves to articulate the value proposition that enables the Company to differentiate and favorably position its brand as well as communicate compelling attributes relative to its individual service offerings. For recruitment purposes, the Company and its franchisees utilize a multi-tier marketing strategy to attract and retain employees to fill the broad spectrum of staffing and outsourcing services.

RECRUITING AND PLACEMENT

       The Company's staffing personnel are primarily individuals between jobs or careers, individuals re-entering the job market or individuals who prefer the flexibility and variety of shorter-term work assignments. A substantial proportion of new staffing personnel are obtained through referrals by other Norrell personnel. Staffing personnel are also recruited through local and national advertising media. Due to shortages in the labor market, the Company focuses upon developing and implementing recruiting techniques which will attract and retain qualified personnel.

       The Company conducts an interviewing and testing process to screen and evaluate the skills of potential personnel. Company-developed or purchased programs are used to determine skill levels and work attitudes in order to assist in making proper assignments. The Company provides training programs to increase and improve the skills of its personnel. To maintain the quality and effectiveness of its staffing workforce, the Company uses the I.R.I.S. system to review an employee's performance with the client.

       To be able to meet demand for qualified home health personnel, who are generally in short supply, the Company recruits employees and conducts a two-week training program to qualify employees as certified home health aids or a one-week training program to qualify them as personal care aides. These training programs effectively increase the Company's supply of qualified aides.

MAJOR CLIENTS

       The Company receives a material portion of its revenues from its largest clients. During fiscal 1996 and 1997, revenues generated by the Company from contracts with IBM equaled $158.6 million and $171.9* million, respectively, representing 15.6% and 13.2% respectively, of the Company's consolidated revenues for such periods. During fiscal 1997, the Company received $37.6* million in revenues for services performed under a Management Services Agreement with IBM. The balance of the Company's IBM-related revenues are consolidated under multiple contracts with different purchasing units within IBM.

       During fiscal 1996 and 1997, revenues generated by the Company from contracts with United Parcel Service, Inc. ("UPS") equaled $122.2 million and $112.5* million respectively, representing 12.0% and 8.8% respectively of the Company's consolidated revenues for such periods. Following a strike at UPS in the fourth quarter of fiscal 1997, revenues from UPS declined substantially. Although the strike lasted only two weeks, current revenue levels are at only 75% to 80% of pre-strike levels. Several locations have not resumed service and bill rates have been lowered in certain cases as UPS tries to reduce costs. Although the Company maintains a strong relationship with UPS, the Company expects lower revenues from UPS to persist in the near future.

       No other client accounted for more than 10% of the Company's consolidated revenues for fiscal 1996 or 1997. However, the loss of, or a further substantial reduction in the revenue provided by UPS or IBM could have a material adverse effect on the Company. Moreover, the Company's results of operations can be highly sensitive to changes in the business of its major clients and changes in its relationships with such clients.







-------------------------------------
* /All information concerning fiscal 1997 revenues in this Item 1 has been adjusted to exclude results attributable to a 53rd week of operations, which occurs every five to six fiscal years.

COMPETITION

       The staffing industry is highly competitive with more than 7,000 temporary services and staffing companies operating in the United States. The staffing services provided by the Company also are provided by several other companies with nationwide operations that have substantially greater resources than the Company. In addition, the Company competes with numerous local and regional companies, which are frequently the strongest competitors in their particular markets. Accordingly, the Company's competition varies from market to market. Although the Company and other national firms benefit from having nationally recognized names, the Company believes that its customers primarily differentiate among firms by comparing the quality of personnel and services provided by each local office. Customers typically use more than one staffing firm to satisfy their personnel requirements.

       The largest competitors of the Company's temporary and staffing personnel offerings include Kelly Services, Inc., Manpower Inc., Adecco SA, AccuStaff, Inc., The Olsten Corporation, and Interim Services. In addition, there are a number of other firms with annual sales in excess of $100 million, many of which are regional and/or emphasize specialized niches. There are also numerous local and single office firms which are able to compete on price because of their lower overhead structures. These firms are typically located in one city and some are able to compete effectively on that limited basis.

       The Company believes that no single competitor has more than a 10% share of the national staffing services market. Nevertheless, the Company anticipates that the industry will continue to consolidate with the large national firms increasing their market share at the expense of firms that may lack the capital to compete operationally with larger industry competitors.

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

       Tascor's principal competitors for its outsourcing services are companies such as Pitney-Bowes, Inc., an equipment manufacturer which provides mailroom services; Manpower; Xerox, an equipment manufacturer that provides reprographics services; Kelly Services, and other large staffing firms which are attempting to expand their services offerings; and Host Marriott Corporation, which is expanding beyond its traditional hospitality and food services operations in the area of facilities staffing.

       In the professional services industry, a large number of national companies provides information technology consulting services related to systems planning and development and business processes and transformation, including Andersen Consulting & Co., IBM Global Services, and Electronic Data Systems. Staff augmentation services in the information technology field are provided primarily by regional and local firms as well as some national firms. Competitive factors in the information technology industry include a proven track record in the marketplace, recruitment and retention of employees with the appropriate skills, development and implementation of effective methodologies, and process and business expertise.

PERSONNEL

       As of January 8, 1998, the Company employed approximately 8,866 associates and contract employees, which includes employees who perform services on outsourcing contracts. In addition, during fiscal 1997, the Company placed approximately 236,000 temporary and staffing personnel on assignments, including those operating out of franchised offices. The Company has no collective bargaining agreements with its employees. The Company believes that it has good relations with its employees.

SERVICE MARKS

       The Company is the owner of various service marks, including Norrell, The Norrell Advantage, Dynamic, Dynamic People, Smarter Ways to Get Things Done, Tascor and ANATEC, and the Company has applied for a service mark for Strategic Workforce Management. The Company protects its service marks and believes that the "Norrell" service mark is an important asset to the Company's operations.

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

       In certain states, companies which engage in permanent placement are subject to regulations. The Company analyzes the applicability of these state regulations to the permanent placement activities of Norrell Financial Staffing and IMCOR and complies with these requirements, if applicable. In addition, certain states require licensure and otherwise regulate companies which provide employee leasing services. The Company analyzes these state laws in light of its service offerings and complies when the state law is applicable.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       This Part I and Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report on Form 10-K contain forward-looking statements, including statements regarding, among other matters:
(i) the Company's plans, intentions and expectations with respect to its future prospects, including its business and growth strategies and its relationships with its major clients; (ii) industry trends, competitive conditions and client preferences; (iii) expected capital expenditures to be made in the future, including investments in its computerized management information systems; (iv) the sufficiency of funds from operations and available borrowings to meet the Company's working capital and capital expenditure needs for fiscal 1998; (v) the Company's plans, beliefs and expectations with respect to changes which have been or will be made to its computerized management information systems, including modifications to its payroll and billing systems and other modifications to address Year 2000 issues; and (vi) resolution of pending litigation without material adverse effect on the Company. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from the Company's beliefs or expectations are the following: industry trends and trends in the general economy or in industries in which the Company's major clients operate; competitive factors in the markets in which the Company or its major clients operate; the loss or reduction of revenues generated by the Company's major clients; the variability of quarterly results and seasonality of the Company's business; the dependence on key personnel who have been hired or retained by the Company; changes in regulatory requirements which are applicable to the Company's business; the availability of strategic acquisitions or joint venture partners; and other factors referenced herein or from time to time in the Company's Securities and Exchange Commission reports.

ITEM 2.           PROPERTIES

       The Company leases approximately 150,000 square feet of the building which houses its office headquarters pursuant to a lease agreement which will expire June 30, 2007.

       At November 2, 1997, the Company was committed under operating leases for office facilities and certain equipment. Aggregate minimum rental requirements under these leases are as follows:


                   --------------------------------------
                       YEAR          AMOUNT
                                 (IN THOUSANDS)
                   --------------------------------------
                   1998               11,838
                   --------------------------------------
                   1999               13,178
                   --------------------------------------
                   2000               11,908
                   --------------------------------------
                   2001               10,491
                   --------------------------------------
                   2002                9,218
                   --------------------------------------
                   Thereafter         10,870
                   --------------------------------------
                   TOTAL             $67,503
                   --------------------------------------

ITEM 3.           LEGAL PROCEEDINGS

       The Company is, from time to time, a party to ordinary, routine litigation incidental to the Company's business. The Company believes that the ultimate resolution of all pending litigation will not have a material adverse effect on the Company's business or financial condition.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted during the fourth quarter of fiscal 1997 to a vote of security holders.

ITEM 4A.          EXECUTIVE OFFICERS OF THE COMPANY

       The Company's executive officers are elected annually and serve at the discretion of the Board of Directors. Information concerning the executive officers, as of January 1, 1998, is provided below.

         Name                               Age                         Position
         ----                               ---                         --------

         C. Douglas Miller..................56       Director; Chairman, Chief Executive Officer and President
         J. Ernest Riddle...................56       Chief Operating Officer, Norrell Corporation; President,
                                                     Norrell Services, Inc.
         Larry J. Bryan.....................54       Director; Executive Vice President
         Thomas A. Vadnais .................50       Director; Vice President, National Service Management;
                                                     President and Chief Operating Officer, Tascor

         Stanley E. Anderson................44       President, Southeast Division, Norrell Information Services
         James L. Donahue...................53       Vice President and General Manager, West Division,
                                                     Norrell Services
         Caress C. Kennedy..................47       Vice President and General Manager, Northeast Division,
                                                     Norrell Services*
         Ronald T. Self.....................41       Senior Vice President and General Manager, Metro Markets
                                                     Division, Norrell Services
         Eugene F. Obermeyer................54       Vice President; President and Chief Operating Officer,
                                                     Franchise Division, Norrell Services
         Mark H. Hain.......................48       Vice President, Secretary and General Counsel
         Peter F. Rosen.....................50       Vice President, Human Resources
         Stanley Smith......................48       Vice President and General Manager, North Central Division,
                                                     Norrell Services
         Theresa G. Williams................38       Vice  President and General Manager, Mid-Atlantic Division,
                                                     Norrell Services
         Robert W. Grissom, Jr..............40       Vice President, Marketing
         Timothy  E. Tindle.................42       President, Central Division, Norrell Information Services
         Charles F. Phillips................41       President, Atlantic Division, Norrell Information Services
         Michael C. Mullins.................49       President, Northeast Division, Norrell Information Services
         Wayne M. Mincey....................40       Vice President, Strategic Planning
         Scott L. Colabuono** ..............49       Senior Vice President, Chief Financial Officer
         Ted A. Jurkuta*** .................45       Senior Vice President and Chief Information Officer


       C. Douglas Miller was elected Chief Executive Officer and President of the Company effective October 15, 1993. He joined Norrell Services in 1979 and served as President and Chief Operating Officer of the Company immediately prior to his election as President and Chief Executive Officer. Mr. Miller is also Chairman of the Company's Board of Directors and a director of American Business Products, Inc.

       J. Ernest Riddle joined Norrell Corporation in March 1997 as Chief Operating Officer of Norrell Corporation and President of Norrell Services, Inc. Prior to joining the Company, Mr. Riddle served as President of Ryder International for over a year, after serving as Senior Vice President and Executive Vice President, Marketing and Sales, with Ryder Systems, Inc., since January 1993. Mr. Riddle was a Vice President, Marketing and Sales, for Xerox Corporation for ten years prior to joining Ryder Systems, Inc.

       Larry J. Bryan joined the Company in October 1985 and is an Executive Vice President of the Company. Prior to his current position, Mr. Bryan was Chief Financial Officer of the Company.

       Thomas A. Vadnais joined Tascor on September 1, 1992 and served as Vice President -- General Manager until October 31, 1993 when he was elected President and Chief Operating Officer of Tascor. Mr. Vadnais is also Vice President, National Service Management and has served in that capacity since October, 1995. Prior to joining Tascor, Mr. Vadnais was a Vice President of Operations for the national distribution division of International Business Machines Corporation where he was employed for 24 years.

       Stanley E. Anderson has been employed by Norrell Services since 1981. He is currently President, Southeast Division, Norrell Information Services. Prior to his current role, Mr. Anderson was Senior Vice President of Business Development, a position he assumed in February, 1996. Previously, he held the positions of Vice President and General Manager, Southeast Division, Vice President and General Manager, East Division, Vice President of Franchise Development, Regional Manager, Branch Manager, and Sales Training Manager.


--------------------
* / Caress C. Kennedy resigned from the Company effective January 2, 1998. ** / Scott L. Colabuono joined the Company effective January 19, 1998.
***/ Ted A. Jurkuta joined the Company effective January 23, 1998.

       James L. Donahue is presently Vice President and General Manager for the West Division of Norrell Services. He has been employed by Norrell Services since August, 1994. Prior to that time, he was Vice President of a temporary services firm in San Juan Capistrano, California from April 1991 until August, 1994.

       Caress C. Kennedy was employed by Norrell Services from August 12, 1992 until January 2, 1998. She served as Vice President and General Manager, Northeast Division, and previously held the position of Market Vice President in New York and New Jersey. Prior to joining Norrell Services, Ms. Kennedy was employed by Thompson Financial Services as Senior Vice President of Sales and Marketing and by Xerox as Vice President of Marketing, and Vice President of Strategic Planning and New Business Development.

       Ronald T. Self joined Norrell Services on August 31, 1990. He is Senior Vice President and General Manager, Metro Markets Division, Norrell Services. He has held the position of Vice President and General Manager, Central Division, Vice President - Major Accounts and Market Vice President. From 1986 to 1990, Mr. Self was employed by Coca-Cola U.S.A., Atlanta, Georgia, most recently as Southeast Area Manager.

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

       Stanley Smith is Vice President and General Manager of the North Central Division of Norrell Services and has held that position since February, 1996. Prior to February, 1996, Mr. Smith held the position of Regional Vice President, North Central Region, Norrell Services from March 1989 until February, 1996.

       Theresa G. Williams has been the Division Vice President and General Manager of the Mid-Atlantic Division for Norrell Services since February, 1996. Ms. Williams has been employed with the Company since March, 1984 and has previously held the positions of Region Vice President, Region Manager and Branch Manager.

       Robert W. Grissom, Jr. has served as Vice President, Marketing since February 1996. Mr. Grissom has also held the positions of Vice President, New Market Development, Region Vice President, Franchise Division and Region Manager, Franchise Division.

       Timothy E. Tindle currently serves as President, Central Division, Norrell Information Systems. Prior to his current role, Mr. Tindle was President and Chief Executive Officer of Analytical Technologies, Inc. ("ANATEC") a position he held since 1994. Prior to his association with ANATEC, Mr. Tindle was employed with Compaq Computer Corporation for approximately 11 years where he served as Director, National Support Center, Director, Systems Support and National Service Manager.

       Charles F. Phillips is President, Mid-Atlantic Division, Norrell Information Systems. From February, 1986 until November 2, 1997, Mr. Phillips was President of American Technical Resources, Inc.

       Michael C. Mullins is President, Northeast Division, Norrell Information Systems. Previously, Mr. Mullins was President and Chief Executive Officer of Comtex Information Systems, Inc., a company he founded in 1976.

       Wayne M. Mincey is Vice President, Strategic Planning and has held that position since September 1997. Prior to joining the Company, Mr. Mincey served as Vice President, Operations for Ryder TRS, Inc. Mr. Mincey also served as Vice President - Eastern Area U.S., and Vice President - Development and Operations for Ryder Consumer Truck Rental, Inc. Prior to joining the truck rental division, Mr. Mincey served as Group Director - Business and Financial Planning for the Vehicle Leasing and Services Division of Ryder Systems, Inc., and also as Chief Financial Officer - European Operations of Ryder Truck Rental, Ltd.

       Scott L. Colabuono joined the Company effective January 19, 1998 as Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Colabuono served from February, 1997 until December, 1997 as President of the Golf Center Business Division of Golden Bear Inc. From 1995 until joining Golden Bear, Inc., Mr. Colabuono was a Financial Consultant. From 1990 to 1995, Mr. Colabuono served as Senior Vice President - Worldwide Brand Strategy and Chief Financial Officer of Burger King Corporation, and from 1988 to 1990, Mr. Colabuono served as Senior Vice President - Financial Operations, Sprint Corporation and Executive Vice President and Chief Financial Officer for U. S. Sprint.

       Ted A. Jurkuta is Senior Vice President and Chief Information Officer for the Company effective January 23, 1998. Prior to his role with the Company, Mr. Jurkuta served as Senior Vice President, Global Information Management for American Airlines/The SABRE Group. From 1995 to 1996, Mr. Jurkuta held the position of Senior Vice President, SABRE Architecture for American Airlines/The SABRE Group, and from 1992 to 1995, Mr. Jurkuta served as Senior Vice President, Data Center Services, Vice President, SABRE Group; and Managing Director, SABRE Decision Technology for American Airlines/The SABRE Group. Prior to his association with American Airlines/The SABRE Group in 1979, Mr. Jurkuta was associated with Delta Airlines.

                                     PART II

ITEM 5.           MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

       The Company's stock trades on the New York Stock Exchange under the symbol NRL. The following table sets forth the quarterly sales price for the Company's stock for the last two fiscal years.

                              HIGH/LOW STOCK PRICE


                                                      HIGH             LOW
                                                     ---------------------------
                  First Quarter, 1996                $16 11/16         $13 1/2

                  Second Quarter, 1996               $19 1/8           $12 9/16

                  Third Quarter, 1996                $30               $18 1/4

                  Fourth Quarter, 1996               $34 1/2           $26 1/4

                  First Quarter, 1997                $29 7/8           $22

                  Second Quarter, 1997               $28 7/8           $22 1/2

                  Third Quarter, 1997                $35 1/4           $24 3/4

                  Fourth Quarter, 1997               $35 15/16         $27 5/8


       At December 29, 1997 there were 283 shareholders of record.

       The Company declared a dividend on its Common Stock of $.035 per share in December, 1995, March, 1996, June, 1996 and September, 1996. The Company declared a dividend of $.04 per share on its Common Stock in December, 1996, March, 1997, June, 1997 and September, 1997. The Company's loan agreement restricts the amount available for the payment of dividends to not more than 40% of the Company's cumulative net income since November 1, 1993.

ITEM 6.           SELECTED FINANCIAL DATA

       Information as to Selected Financial Data required by this item is incorporated by reference to the information contained in the Norrell Corporation Annual Report 1997 under the caption "Selected Consolidated Financial Data", included as Exhibit 13.1 to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Information as to Management's Discussion and Analysis of Financial Condition and Results of Operation required by this item is incorporated by reference to the information contained in the Norrell Corporation Annual Report 1997 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", included as Exhibit 13.1 to this Form 10-K.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Information as to Financial Statements and Supplementary Data required by this item is incorporated by reference to the information contained in the Norrell Corporation Annual Report 1997 under the captions "Consolidated Balance Sheets", "Consolidated Statements of Income", "Consolidated Statements of Shareholder's Equity",

"Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statement", included as Exhibit 13.1 to this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.


                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

       Information regarding Executive Officers of the Company is contained in
Item 4A of Part I. Information as to Directors required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Proposal 1. Election of Directors", which Proxy Statement has been mailed to stockholders in connection with the Company's annual meeting of stockholders, which is scheduled to be held March 3, 1998 and has been filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.          EXECUTIVE COMPENSATION.

       Information as to Executive Compensation required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Executive Compensation" which Proxy Statement has been mailed to stockholders in connection with the Company's annual meeting of stockholders, which is scheduled to be held March 3, 1998 and has been filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

       Information as to Security Ownership of Certain Beneficial Owners and Management required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Voting Rights and Principal Shareholders", which Proxy Statement has been mailed to stockholders in connection with the Company's annual meeting of stockholders, which is scheduled to be held March 3, 1998 and has been filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Information as to Certain Relationships and Related Transactions required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Certain Transactions and Relationships", which Proxy Statement has been mailed to stockholders in connection with the Company's annual meeting of stockholders, which is scheduled to be held March 3, 1998 and has been filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.

(A)      FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS.

         1.       FINANCIAL STATEMENTS.

                  The following consolidated financial statements of the Company and it subsidiaries are incorporated by reference to the Norrell Corporation Annual Report 1997, included as Exhibit
                  13.1 to this Form 10-K.

                  Consolidated Balance Sheets as of November 2, 1997 and October 27, 1996. Consolidated Statements of Income for fiscal years 1997, 1996, and 1995. Consolidated Statements of Shareholders' Equity for fiscal years 1997, 1996, and 1995. Consolidated Statements of Cash Flows for fiscal years 1997, 1996, and 1995.
                  Notes to Consolidated Financial Statements.
                  Report of Independent Public Accountants.

                  Selected quarterly financial data for the fiscal years ended November 2, 1997 and October 27, 1996 is incorporated by reference to Note 13 Selected Quarterly Information (Unaudited) in the Norrell Corporation Annual Report 1997, included as Exhibit 13.1 to this Form 10-K.

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

(B)       REPORTS ON FORM 8-K.

         (a) No Reports on Form 8-K were filed during the last quarter of the period covered by this report on Form 10-K.

         3.       EXHIBITS.


         EXHIBIT NO.                     DESCRIPTION
         -----------------------------------------------------------------------

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

         10.2.1 Norrell Corporation Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.2 to the Company Form 10-K for the year ended October 29, 1995.*

         10.2.2   Second Amendment to the Norrell Corporation Employee Stock
                  Purchase Plan, dated August 28, 1997 by Norrell Corporation, to be effective September 30, 1997.*

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

         10.6     Shareholders Agreement among Norrell Corporation, Harvard
                  Teleservicing, LLC and CallTask Incorporated, dated March 22,
                  1996, incorporated by reference to Exhibit 10.6 to the Company
                  Form 10-K for the year ended October 27, 1996.

         10.7     Omitted.

         10.8     Form of Franchise Agreement used by Dynamic Temporary
                  Services, Inc., incorporated by reference to Exhibit 10.8 to the Company Form 10-K for the year ended October 27, 1996.

----------------------------------
* /  A management contract or compensatory plan, contract or arrangement.

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

         10.20 Form of agreement for executive officers relating to confidentiality and non-competition.*

         10.21    Amended and Restated Employment Agreement dated December 15,
                  1997 by and between Norrell Corporation and C. Douglas
                  Miller.*

         10.22    Employment Agreement by and between Norrell Corporation and
                  James Ernest Riddle effective March 3, 1997.*

--------------------------
* /  A management contract or compensatory plan, contract or arrangement.

         10.23    Agreement and Plan of Merger among Comtex Information Systems,
                  Inc., Comtex Systems, Inc., Norrell Corporation and N.
                  Acquisition Corp. dated December 8, 1996, incorporated by reference to the Company's Report on Form 8-K dated December
                  8, 1996 and filed on December 20, 1996.

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

         10.28    Omitted.

         10.29 The Norrell Corporation 1991 Stock Option Plan, incorporated by reference to Exhibit 10.29 of the Company's Registration
                  Statement on Form S-1, as filed with the Securities and Exchange Commission on June 10, 1994.*

         10.30    Preferred Vendor Agreement, executed May 14, 1993 between
                  Norrell Services, Inc. and United Parcel Service General
                  Services Company, incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended October 27, 1996. The Exhibit A of the Agreement has been omitted. The
                  Company agrees to furnish supplementally to the Commission upon its request a copy of such Exhibit.

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

         10.32 Amended and Restated Credit Agreement, dated October 21, 1996, by and among Norrell Corporation as the Company, certain
                  Commercial Lending Institutions as the Lenders, Bank of
                  America National Trust and Savings Association, as the Agent for the Lenders, and SunTrust Bank, Atlanta, as the co-Agent for the Lenders, incorporated by reference to Exhibit 10.32 to the Company Form 10-K for the year ended October 27, 1996. The
                  Credit Agreement contains a list of schedules and exhibits on page (v) of the table of contents. These schedules and exhibits have been omitted. The Company agrees to furnish supplementally to the Commission upon its request a copy of any such schedules and exhibits.

         10.33 First Amendment to Credit Agreement, dated December 26, 1996, amending the Amended and Restated Credit Agreement dated
                  October 21, 1996 among Norrell Corporation as the Company, certain Commercial Lending Institutions as the Lenders, Bank of America National Trust and Savings Association, as the
                  Agent for the Lenders and SunTrust Bank, Atlanta, as co-agent for the Lenders, incorporated by reference to Exhibit 10.33 to the Company Form 10-K for the year ended


--------------------------
* /  A management contract or compensatory plan, contract or arrangement.

                  October 27, 1996. Schedules and exhibits referenced in the Agreement have been omitted. The Company agrees to furnish supplementally to the Commission upon its request a copy of any such schedules and exhibits.

         10.34 Agreement of Limited Partnership executed October 6, 1994 by and between HealthTask Corporation, Tascor Incorporated and
                  Ernst & Young U.S. LLP, incorporated by reference to Exhibit
                  10.34 to the Company Form 10-K for the year ended October 30, 1994.

         10.35    Omitted.

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

         10.40    Stockholders Agreement among Norrell Corporation, The Cross
                  Country Group, LLC and Norcross, Inc. dated August 15, 1996, incorporated by reference to Exhibit 10.40 to the Company Form
                  10-K for the year ended October 27, 1996.

         10.41.1 Norrell Corporation 401(k) Retirement Savings Plan, incorporated by reference to Exhibit 10.41 to the Company Form
                  10-K for the year ended October 27, 1996.

         10.41.2  Second Amendment to the Norrell Corporation 401(k) Retirement
                  Savings Plan dated December 30, 1996 by Norrell Corporation to be effective January 1, 1997.

         10.42.1 Norrell Corporation Non-Qualified Deferred Compensation Plan, effective January 1, 1995, incorporated by reference to
                  Exhibit 10.42 to the Company Form 10-K for the year ended
                  October 29, 1995.*

         10.42.2  Amendment to Norrell Corporation Non-Qualified Deferred
                  Compensation Plan.*



--------------------------
* /  A management contract or compensatory plan, contract or arrangement.

         11.1     Computation of Primary Earnings Per Share.

         11.2     Computation of Fully Diluted Earnings Per Share.

         13.1 Portions of the Norrell Corporation Annual Report 1997 which have been incorporated by reference in this Form 10-K.

         21       Subsidiaries of the Company.

         23       Consent of Arthur Andersen LLP.

         27       Financial Data Schedule. (for SEC use only).

SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORRELL CORPORATION
The Company


By:    /S/ C. DOUGLAS MILLER
       --------------------------------------------------
       C. Douglas Miller
       Chairman, Chief Executive Officer and President

Date:    January 26, 1998
       --------------------------------------------------


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:    /S/ C. DOUGLAS MILLER
       --------------------------------------------------
       C. Douglas Miller
       Chairman, Chief Executive Officer and President
       (Principal Executive Officer)

Date:    January 26, 1998
       --------------------------------------------------



By:    /S/ SCOTT L. COLABUONO
       --------------------------------------------------
       Scott L. Colabuono
       Sr. Vice President and Chief Financial Officer
       (Principal Financial and Accounting Officer)

Date:    January 26, 1998
       --------------------------------------------------



By:     /S/ GUY W. MILLNER
       --------------------------------------------------
       Guy W. Millner
       Director

Date:    January 26, 1998
       --------------------------------------------------



By:     /S/ THOMAS A. VADNAIS
       --------------------------------------------------
       Thomas A. Vadnais
       Director, President and Chief
       Operating Officer, Tascor

Date:    January 27, 1998
       --------------------------------------------------

By:    /S/ LARRY J. BRYAN
       --------------------------------------------------
       Larry J. Bryan
       Director and Executive Vice President

Date:    January 27, 1998
       --------------------------------------------------



By:    /S/ CARL E. SANDERS
       --------------------------------------------------
       Carl E. Sanders
       Director

Date:    January 26, 1998
       --------------------------------------------------



By:    /S/ LUCIUS E. BURCH, III
       --------------------------------------------------
       Lucius E. Burch, III
       Director

Date:    January 27, 1998
       --------------------------------------------------



By:    /S/ DONALD A. MCMAHON
       --------------------------------------------------
       Donald A. McMahon
       Director

Date:    January 26, 1998
       --------------------------------------------------



By:
       --------------------------------------------------
       Nancy Clark Reynolds
       Director

Date:
       --------------------------------------------------



By:    /S/ FRANK A. METZ, JR.
       --------------------------------------------------
       Frank A. Metz, Jr.
       Director

Date:    January 26, 1998
       --------------------------------------------------



By:    /S/ KAAREN JOHNSON-STREET
       --------------------------------------------------
       Kaaren Johnson-Street
       Director

Date:    January 27, 1998
       --------------------------------------------------

                                  SCHEDULE II

                            VALUATION OF QUALIFYING
                                    ACCOUNTS

                                                                     SCHEDULE II

                      NORRELL CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
  FOR THE YEARS ENDED NOVEMBER 2, 1997, OCTOBER 27, 1996, AND OCTOBER 29, 1995
                                 (In thousands)

                                                   1995      1996      1997
                                                 -------    ------   -------
Allowance for doubtful accounts,
     balance at beginning of year                $ 4,835    $4,869   $ 7,411

Addition charged to cost and expense               1,699     2,315     1,095

Charged to other accounts                             --       227        --

Deductions                                        (1,665)       --    (2,009)
                                                 -------    ------   -------

Allowance for doubtful accounts,
     balance at end of year                      $ 4,869    $7,411   $ 6,497
                                                 =======    ======   =======

                                 EXHIBIT LIST

         EXHIBIT NO.                     DESCRIPTION
         -----------------------------------------------------------------------

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

         10.2.1 Norrell Corporation Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.2 to the Company Form 10-K for the year ended October 29, 1995.*

         10.2.2   Second Amendment to the Norrell Corporation Employee Stock
                  Purchase Plan, dated August 28, 1997 by Norrell Corporation, to be effective September 30, 1997.*

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

         10.6     Shareholders Agreement among Norrell Corporation, Harvard
                  Teleservicing, LLC and CallTask Incorporated, dated March 22,
                  1996, incorporated by reference to Exhibit 10.6 to the Company
                  Form 10-K for the year ended October 27, 1996.

         10.7     Omitted.

         10.8     Form of Franchise Agreement used by Dynamic Temporary
                  Services, Inc., incorporated by reference to Exhibit 10.8 to the Company Form 10-K for the year ended October 27, 1996.

----------------------------------
* /  A management contract or compensatory plan, contract or arrangement.

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

         10.20 Form of agreement for executive officers relating to confidentiality and non-competition.*

         10.21    Amended and Restated Employment Agreement dated December 15,
                  1997 by and between Norrell Corporation and C. Douglas
                  Miller.*

         10.22    Employment Agreement by and between Norrell Corporation and
                  James Ernest Riddle effective March 3, 1997.*

--------------------------
* /  A management contract or compensatory plan, contract or arrangement.

         10.23    Agreement and Plan of Merger among Comtex Information Systems,
                  Inc., Comtex Systems, Inc., Norrell Corporation and N.
                  Acquisition Corp. dated December 8, 1996, incorporated by reference to the Company's Report on Form 8-K dated December
                  8, 1996 and filed on December 20, 1996.

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

         10.28    Omitted.

         10.29 The Norrell Corporation 1991 Stock Option Plan, incorporated by reference to Exhibit 10.29 of the Company's Registration
                  Statement on Form S-1, as filed with the Securities and Exchange Commission on June 10, 1994.*

         10.30    Preferred Vendor Agreement, executed May 14, 1993 between
                  Norrell Services, Inc. and United Parcel Service General
                  Services Company, incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended October 27, 1996. The Exhibit A of the Agreement has been omitted. The
                  Company agrees to furnish supplementally to the Commission upon its request a copy of such Exhibit.

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

         10.32 Amended and Restated Credit Agreement, dated October 21, 1996, by and among Norrell Corporation as the Company, certain
                  Commercial Lending Institutions as the Lenders, Bank of
                  America National Trust and Savings Association, as the Agent for the Lenders, and SunTrust Bank, Atlanta, as the co-Agent for the Lenders, incorporated by reference to Exhibit 10.32 to the Company Form 10-K for the year ended October 27, 1996. The
                  Credit Agreement contains a list of schedules and exhibits on page (v) of the table of contents. These schedules and exhibits have been omitted. The Company agrees to furnish supplementally to the Commission upon its request a copy of any such schedules and exhibits.

         10.33 First Amendment to Credit Agreement, dated December 26, 1996, amending the Amended and Restated Credit Agreement dated
                  October 21, 1996 among Norrell Corporation as the Company, certain Commercial Lending Institutions as the Lenders, Bank of America National Trust and Savings Association, as the
                  Agent for the Lenders and SunTrust Bank, Atlanta, as co-agent for the Lenders, incorporated by reference to Exhibit 10.33 to the Company Form 10-K for the year ended


--------------------------
* /  A management contract or compensatory plan, contract or arrangement.

                  October 27, 1996. Schedules and exhibits referenced in the Agreement have been omitted. The Company agrees to furnish supplementally to the Commission upon its request a copy of any such schedules and exhibits.

         10.34 Agreement of Limited Partnership executed October 6, 1994 by and between HealthTask Corporation, Tascor Incorporated and
                  Ernst & Young U.S. LLP, incorporated by reference to Exhibit
                  10.34 to the Company Form 10-K for the year ended October 30, 1994.

         10.35    Omitted.

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

         10.40    Stockholders Agreement among Norrell Corporation, The Cross
                  Country Group, LLC and Norcross, Inc. dated August 15, 1996, incorporated by reference to Exhibit 10.40 to the Company Form
                  10-K for the year ended October 27, 1996.

         10.41.1 Norrell Corporation 401(k) Retirement Savings Plan, incorporated by reference to Exhibit 10.41 to the Company Form
                  10-K for the year ended October 27, 1996.

         10.41.2  Second Amendment to the Norrell Corporation 401(k) Retirement
                  Savings Plan dated December 30, 1996 by Norrell Corporation to be effective January 1, 1997.

         10.42.1 Norrell Corporation Non-Qualified Deferred Compensation Plan, effective January 1, 1995, incorporated by reference to
                  Exhibit 10.42 to the Company Form 10-K for the year ended
                  October 29, 1995.*

         10.42.2  Amendment to Norrell Corporation Non-Qualified Deferred
                  Compensation Plan.*



--------------------------
* /  A management contract or compensatory plan, contract or arrangement.

         11.1     Computation of Primary Earnings Per Share.

         11.2     Computation of Fully Diluted Earnings Per Share.

         13.1 Portions of the Norrell Corporation Annual Report 1997 which have been incorporated by reference in this Form 10-K.

         21       Subsidiaries of the Company.

         23       Consent of Arthur Andersen LLP.

         27       Financial Data Schedule. (for SEC use only).