Form 10-Q
period 1998-02-01
NORRELL CORP
filed 1998-03-17
CIK 778397

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

                                EXCHANGE OF 1934

For the quarterly period ended February 1, 1998
                               ----------------

                          Commission File No. 1-14018
                                              -------

                              NORRELL CORPORATION
                              -------------------
             (Exact name of registrant as specified in its charter)


           GEORGIA                                            58-0953079
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                            Identification No.)


3535 Piedmont Road, NE, Atlanta, GA                              30305
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (404)240-3000
                                                   --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,238,186 shares on March 1, 1998.

                      Norrell Corporation and Subsidiaries

                                   FORM 10-Q

                                     INDEX



                                                                 Page No.
                                                                 --------
PART I   FINANCIAL INFORMATION


ITEM 1.  Financial Statements

         Consolidated Balance Sheets -                              2
         February 1, 1998 (Unaudited) and November 2, 1997

         Consolidated Statements of Income                          3
         (Unaudited) - Three months ended February 1, 1998
         and January 26, 1997


         Consolidated Statements of Cash Flows                      4
         (Unaudited) - Three months ended February 1, 1998
         and January 26, 1997

         Notes to Consolidated Financial Statements                 5
         (Unaudited)


ITEM 2.  Management's Discussion and Analysis of Financial          6
         Condition and Results of Operations


PART II  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                           9


         (a) No Reports on Form 8-K were filed for the period covered under this quarterly filing.

SIGNATURE                                                          10

PART I
ITEM 1.

                      NORRELL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


ASSETS                                                FEBRUARY 1, 1998    NOVEMBER 2, 1997
------                                                ----------------    ----------------
CURRENT ASSETS
     CASH AND SHORT-TERM INVESTMENTS                      $   8,274           $   6,678
     ACCOUNTS RECEIVABLE TRADE,
         LESS ALLOWANCES OF $7,357 IN 1998                  199,428             215,463
         AND $6,497 IN 1997
     PREPAID EXPENSES                                         3,280               2,915
     OTHER                                                    8,613              12,823
                                                          ---------           ---------
         TOTAL CURRENT ASSETS                               219,595             237,879
                                                          ---------           ---------

PROPERTY AND EQUIPMENT, LESS
     ACCUMULATED DEPRECIATION                                22,384              19,759
                                                          ---------           ---------
NONCURRENT DEFERRED INCOME TAXES                             12,335              12,690
                                                          ---------           ---------

OTHER ASSETS
     GOODWILL AND OTHER INTANGIBLES, NET OF AMORTIZATION    144,922             136,358
     MIS DEVELOPMENT COSTS, NET OF AMORTIZATION              20,391              19,486
     INVESTMENTS AND OTHER ASSETS                            12,591              12,672
                                                          ---------           ---------
         TOTAL OTHER ASSETS                                 177,904             168,516
                                                          ---------           ---------

TOTAL ASSETS                                              $ 432,218           $ 438,844
                                                          =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     CURRENT MATURITIES OF LONG-TERM DEBT                 $   9,420           $  12,881
     ACCOUNTS PAYABLE                                        11,668              12,390
     ACCRUED EXPENSES                                        77,866              90,515
     DEFERRED REVENUE AND GAIN                                7,375               8,779
                                                          ---------           ---------
         TOTAL CURRENT LIABILITIES                          106,329             124,565

LONG-TERM DEBT, LESS CURRENT MATURITIES                      60,111              60,129
LONG-TERM DEFERRED GAIN                                       9,611               9,983
LONG-TERM ACCRUED EXPENSES                                   38,868              36,961
                                                          ---------           ---------

         TOTAL LIABILITIES                                  214,919             231,638
                                                          ---------           ---------

SHAREHOLDERS' EQUITY
     COMMON STOCK, STATED VALUE $.01 PER SHARE;
         50,000,000 SHARES AUTHORIZED, WITH SHARES
         ISSUED AND OUTSTANDING OF 27,227,378 IN
         1998 AND 26,903,738 IN 1997                            273                 269
     TREASURY STOCK, AT COST; 26,534 SHARES IN 1998
         AND 34,457 SHARES IN 1997                             (768)             (1,062)
     ADDITIONAL PAID-IN CAPITAL                             136,052             133,220
     NOTES RECEIVABLE FROM OFFICERS AND EMPLOYEES              (125)               (125)
     RETAINED EARNINGS                                       81,867              74,904
                                                          ---------           ---------
         TOTAL SHAREHOLDERS' EQUITY                         217,299             207,206
                                                          ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 432,218           $ 438,844
                                                          =========           =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                      NORRELL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED
                                                      -----------------------------------------
                                                       FEBRUARY 1, 1998       JANUARY 26, 1997
                                                      ------------------     ------------------
REVENUES                                                  $ 334,276              $ 281,234

COST OF SERVICES                                            260,026                220,345
                                                          ---------              ---------
     GROSS PROFIT                                            74,250                 60,889

OPERATING EXPENSES                                           56,942                 45,956
DEPRECIATION AND AMORTIZATION                                 3,044                  1,921
                                                          ---------              ---------
     INCOME FROM OPERATIONS                                  14,264                 13,012

INTEREST EXPENSE                                             (1,279)                  (938)
OTHER EXPENSES                                                 (107)                  (459)
                                                          ---------              ---------

INCOME BEFORE INCOME TAXES                                   12,878                 11,615

INCOME TAXES                                                  4,829                  4,414
                                                          ---------              ---------
NET INCOME                                                $   8,049              $   7,201
                                                          =========              =========


PER COMMON SHARE (BASIC):
BASIC EARNINGS  PER COMMON SHARE                          $    0.30              $    0.30
                                                          =========              =========
SHARES USED IN COMPUTING BASIC
     EARNINGS PER SHARE                                      27,044                 23,720
                                                          =========              =========

PER COMMON SHARE (DILUTED):
DILUTED EARNINGS  PER COMMON SHARE                        $    0.28              $    0.28
                                                          =========              =========
SHARES USED IN COMPUTING DILUTED
     EARNINGS PER SHARE                                      28,553                 25,732
                                                          =========              =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                      NORRELL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     THREE MONTHS ENDED
                                                                         --------------------------------------
                                                                          FEBRUARY 1, 1998    JANUARY 26, 1997
                                                                         --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    NET INCOME                                                               $   8,049           $   7,201
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
       PROVIDED BY OPERATING ACTIVITIES

         DEPRECIATION AND AMORTIZATION - OPERATING EXPENSE                       3,044               1,921
         DEPRECIATION AND AMORTIZATION - COST OF SERVICES/OTHER EXPENSES           252                 131
         GAIN ON RETIREMENT OF COMMON STOCK                                       (471)               (471)
         PROVISION FOR DOUBTFUL ACCOUNTS                                           503                 479
         DEFERRED INCOME TAXES                                                     (37)             (4,304)
         DEFERRED GAIN ON SALE OF BUILDING                                        (372)               (372)
         LONG TERM ACCRUED EXPENSES                                              1,707               1,825
         OTHER                                                                     733               2,331
         CHANGE IN CURRENT ASSETS AND CURRENT LIABILITIES
            ACCOUNTS RECEIVABLE, TRADE                                          18,235             (11,257)
            ACCOUNTS PAYABLE                                                      (722)             (6,242)
            ACCRUED EXPENSES                                                   (11,962)               (607)
            OTHER                                                                3,304               2,321
                                                                             ---------           ---------
              NET CASH PROVIDED BY (USED IN) OPERATING ACT                      22,263              (7,044)
                                                                             ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    COST OF ACQUISITIONS, NET OF CASH ACQUIRED                                 (13,000)            (67,082)
    ADDITIONS TO PROPERTY AND EQUIPMENT, NET                                    (3,095)             (1,772)
    INCREASE IN MIS DEVELOPMENT COSTS, NET                                      (1,475)             (4,896)
    INCREASE IN INVESTMENTS AND OTHER NON-CURRENT ASSETS                          (665)             (1,415)
    INCREASE IN GOODWILL AND OTHER INTANGIBLES, NET                               (205)                (78)
                                                                             ---------           ---------
              NET CASH USED IN INVESTING ACTIVITIES                            (18,440)            (75,243)
                                                                             ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    PROCEEDS FROM THE ISSUANCE OF LONG-TERM DEBT                                14,844             159,352
    REPAYMENTS OF LONG-TERM DEBT                                               (18,323)            (75,931)
    STOCK OPTION EXERCISES, INCLUDING RELATED TAX BENEFITS                       1,831               1,011
    DIVIDENDS PAID ON COMMON STOCK                                              (1,086)               (951)
    PROCEEDS FROM THE ISSUANCE OF COMMON STOCK                                     687               2,680
    (ACQUISITION) ISSUANCE OF TREASURY STOCK                                      (180)                 11
                                                                             ---------           ---------
              NET CASH (USED IN) PROVIDED BY FINANCING ACT                      (2,227)             86,172
                                                                             ---------           ---------
NET INCREASE IN CASH AND SHORT-TERM
    INVESTMENTS                                                                  1,596               3,885

CASH AND SHORT-TERM INVESTMENTS AT
    BEGINNING OF PERIOD                                                          6,678               8,876
                                                                             ---------           ---------

CASH AND SHORT-TERM INVESTMENTS AT END
    OF PERIOD                                                                $   8,274           $  12,761
                                                                             =========           =========

SUPPLEMENTARY CASH FLOW DISCLOSURES
    CASH PAYMENTS DURING THE PERIOD FOR
       INTEREST                                                                  1,289           $     451
       INCOME TAXES, NET OF REFUNDS                                                202               5,205
    NONCASH INVESTING AND FINANCING ACTIVITY
       ISSUANCE OF OPTIONS TO BENEFIT PLAN                                         790                 679
       EXERCISE OF BENEFIT PLAN STOCK OPTIONS                                      459                 157

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

2.       Financial Instruments

         The Company maintains four interest rate swap agreements in order to manage exposure to fluctuations in interest rates. The difference between fixed and variable interest amounts calculated by reference to agreed-upon principal notional amounts is recognized as an adjustment to interest expense over the life of the swap agreements. Two of the swap agreements are each for notional principal amounts of $20,000,000, the remaining two agreements are for notional principal amounts of $12,000,000 and $8,000,000. The Company exchanges floating interest rates based on LIBOR for an average fixed rate of 6.43% at quarterly settlement dates. The swap agreements terminate between November 2001 and January 2002. At February 1, 1998, if the Company had terminated each of the swap agreements, the estimated termination payments by the Company would have totaled approximately $1,715,000. The Company does not expect to terminate these agreements and expects them to expire as originally contracted.

3.       Earnings Per Share

         In 1998, the Company adopted SFAS 128, "Earnings Per Share." In accordance with this standard, basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share is computed giving effect to dilutive stock options. The income amount used in the Company's earnings per share calculations is the same for both basic and diluted earnings per share. A reconciliation of the average outstanding shares used in the two calculations is as follows:

         Per Share Data:
         (In thousands)
                                                                             1998        1997
                                                                            ------      ------
                         Weighted average shares                            27,044      23,720
                         Dilutive stock options                              1,509       2,012
                                                                            ------      ------
                         Adjusted weighted average shares                   28,553      25,732
                                                                            ======      ======

                         Anti-dilutive options not included                    914          81
                                                                            ======      ======

PART I
ITEM 2.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS FIRST QUARTER FEBRUARY 1, 1998 COMPARED TO FIRST QUARTER JANUARY 26, 1997

         Revenues increased 18.9%, or $53.0 million to $334.3 million in 1998. Staffing Services revenues grew 14.1% to $222.2 million, and accounted for 66.5% and 69.2% of total 1998 and 1997 revenues, respectively. Staffing Services volume, as measured by hours that staffing employees worked, increased 10.0% and prices rose 3.8% compared to 10.2% and 4.8% for 1997. Outsourcing Services revenues grew 15.5% to $64.9 million. Outsourcing Services revenues from customers other than IBM increased 32.5% or $6.0 million from 1997. Professional Services revenues were $47.1 million in 1998 compared to $30.3 million in 1997, a 55.4% increase. The Company's Professional Services group includes Norrell Information Services, Norrell Financial Staffing and IMCOR, Inc. ("IMCOR"), an interim executive staffing company acquired in October 1997.

         Gross profit increased 21.9%, or $13.4 million, to $74.3 million in 1998. Gross margin (gross profit as a percent of revenues) increased from 21.7% in 1997 to 22.2% in 1998. Staffing Services gross margin increased from 21.5% in 1997 to 21.7% in 1998. This increase is due to a favorable mix of higher margin customers in the 1998 period. Outsourcing Services gross margin decreased from 18.0% in 1997 to 17.2% in 1998 due primarily to recognizing payroll expense without the related revenue for two paid holidays on the IBM account in the 1998 period. Professional Services gross margin increased from 29.4% in 1997 to 31.8% in 1998 due principally to the acquisition of Comtex Information Systems, Inc. ("Comtex") in January 1997 and IMCOR in October 1997. These higher end consulting businesses typically command relatively higher margins.

         Operating expenses increased 23.9%, or $ 11.0 million. Of the 23.9% operating expense increase, over 8.0% resulted from increased operating costs associated with the acquisitions of Comtex, IMCOR, and M. David Lowe, Inc., a Houston based staffing services company acquired in December 1997. The Company also added costs in the 1998 period to support organic growth and to provide increased client support. The Company incurred $1.2 million of incremental costs for business process reengineering work. During the 1998 period, the Financial Accounting Standards Board Emerging Issues Task Force issued an accounting ruling requiring companies to expense as incurred costs associated with business process reengineering. Operating costs, as a percentage of revenue increased from 16.3% in the 1997 period to 17.0% in the 1998 period. Depreciation and amortization expense increased 58.5%, or $1.1 million due to increased investment in desktop computers to support management information systems and amortization of goodwill from acquisitions.

         Interest expense increased from $938,000 in 1997, to $1.3 million in 1998 as a result of borrowings to fund the acquisitions discussed above, net of the proceeds from the Company's July 28, 1997 stock offering.

         Other expenses decreased from $459,000 in 1997 to $107,000 in 1998. The 1997 period expense included the Company's share of losses from its 50% ownership in a joint venture formed in October 1995 to provide administrative outsourcing for health care facilities. This joint venture was terminated in the fiscal fourth quarter.

         The effective income tax rate declined from 38.0% in 1997 to 37.5% in 1998 primarily as a result of reduced state income taxes.

         Diluted earnings per share remained flat at $0.28 period over period. During the 1998 period, the Financial Accounting Standards Board Emerging Issues Task Force issued an accounting ruling requiring that companies expense as incurred costs associated with business process reengineering. The Company incurred a pretax charge of $1.2 million in the first quarter of 1998. Excluding the $1.2 million pretax expense, 1998 earnings per share would have been $0.31, a 10.7% increase over 1997.

PART I
ITEM 2.



LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operations in 1998 was $22.3 million compared to cash used of $7.0 million in 1997. The 1998 period included a decrease of $18.2 million in trade accounts receivable compared to an increase of $11.3 million in 1997. The 1998 decrease was due principally to a decline in days sales outstanding. During the 1998 period, cash provided by operating activities was partially offset by a decrease in accounts payable and accrued expenses (a decrease in cash) of $12.7 million compared to a decrease of $6.8 million in 1997. This increase was due to internal growth in operations and payments that will be made in the future related to the acquisition of the Orlando franchise.

         Investing activities used cash of $18.4 million in 1998 compared to cash used of $75.2 million in 1997. The December 1997 purchase of M. David Lowe resulted in cash uses of $13.0 million. The January 1997 purchase of Comtex and the November 1997 purchase of ARI resulted in cash uses of $67.1 million in 1997. Investing activities for 1998 and 1997 included MIS development costs of $1.5 million and $4.9 million, respectively.

         Financing activities used cash of $2.2 million in 1998 compared to cash provided of $86.2 million in 1997. Long-term debt used cash in 1998 of $3.5 million compared to net cash provided from the issuance of long term debt of $83.4 million in 1997. The 1997 issuance of long-term debt was used to fund the acquisitions discussed above, spending on MIS development, property and equipment, and the cost associated with carrying a higher 1997 trade accounts receivable balance. In July 1997 the Company reduced its outstanding long-term debt by its secondary stock offering.

         At February 1, 1998, the Company had $69.5 million of total debt outstanding.

         With the assistance of outside consultants the Company has completed an information systems plan to address the Company's long-term business needs. The plan includes three major initiatives: 1) Development of a new weekly payroll system which will enhance capacity, flexibility and speed to support anticipated volumes, 2) Replacement of the highly customized billing system with a version more closely resembling the vendor delivered software in order to reduce cost and improve efficiency of applying vendor upgrades through business process improvements, and 3) Continue the roll out of the revised branch office order entry system. Anticipated capital spending for the payroll and branch office systems projects during fiscal 1998 and 1999 is in the range of $15 million to $23 million. The new weekly payroll system is expected to be complete in the first fiscal quarter of 1999. The branch office order entry system will be implemented in a phased roll out approach and is expected to be complete in the third fiscal quarter of 1999. The remaining costs related to the billing system replacement will be absorbed in operating expenses and are not expected to significantly impact the Company's normal operating costs as a percentage of revenue.

NEW ACCOUNTING  PRONOUNCEMENT

         In 1998, the Company adopted SFAS 128, "Earnings Per Share." In accordance with this standard, basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share is computed giving effect to dilutive stock options. See Note 3 of Notes to Consolidated Financial Statements where discussed.

YEAR 2000 ISSUES

         The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. Estimates for these one time costs are not available at this time. They are currently being assessed as part of the implementation plan. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The planned modifications will not involve the Company's major systems, but will probably include things such as PC's, phone systems and other field systems. The Company presently believes that, with planned modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted.

PART I
ITEM 2.




SPECIAL NOTE REGARDING "FORWARD-LOOKING" INFORMATION

         The foregoing section contains "forward-looking" statements which represent the Company's expectations or beliefs concerning future events, including the sufficiency of funds from operations and available borrowings to meet the Company's working capital and capital expenditure needs for 1998. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those forming the basis of the forward-looking statements, including changes in the Company's relationship with its largest customers and increased competition in, and changes in laws and regulations relating to, the temporary services, professional services and outsourcing industry.

    PART II
    ITEM 6


(a) No Reports on Form 8-K were filed for the period covered under this quarterly filing.

(b) Exhibit 27 Financial Data Schedule (for SEC use only)

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         NORRELL CORPORATION
                                         (REGISTRANT)




Date:    March 13, 1998                  By:  S/C. Scott L. Colabuono
                                              ---------------------------------
                                              Scott L. Colabuono
                                              Vice President and Chief Financial
                                              Officer (On behalf of the
                                              Registrant and as Chief
                                              Accounting Officer)