Form 10-Q
period 1998-05-03
NORRELL CORP
filed 1998-06-15
CIK 778397

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

                                EXCHANGE OF 1934

For the quarterly period ended May 3, 1998
                               -----------

                           Commission File No. 1-14018
                                              --------

                               NORRELL CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)


           GEORGIA                                      58-0953079
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
Incorporation or organization)                      Identification No.)


3535 Piedmont Road, NE, Atlanta, GA                        30305
------------------------------------                     ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (404)240-3000
                                                   -------------

                            Not applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,384,176 shares on May 1, 1998.

                      Norrell Corporation and Subsidiaries

                                    FORM 10-Q

                                      INDEX



                                                                                 Page No.
                                                                                 --------
PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets -                                                  2
         May 3, 1998 (Unaudited) and November 2, 1997

         Consolidated Statements of Income                                              3
         (Unaudited) - Six months ended May 3, 1998
         and April 27, 1997


         Consolidated Statements of Cash Flows                                          4
         (Unaudited) - Six months ended May 3, 1998
         and April 27, 1997

         Notes to Consolidated Financial Statements                                     5
         (Unaudited)


ITEM 2.  Management's Discussion and Analysis of Financial                              6
                  Condition and Results of Operations

PART II  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                              10


         (a)   Exhibit 27 Financial Data Schedule (for SEC use only)

         (b) No Reports on Form 8-K were filed for the period covered under this quarterly filing.

SIGNATURE                                                                              11


PART I
ITEM 1.
                      NORRELL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except share amounts)




ASSETS                                                       May 3, 1998     November 2, 1997
------                                                       -----------     ----------------
CURRENT ASSETS
    Cash and short-term investments                          $     5,331     $          6,678
    Accounts receivable trade,
       less allowances of $7,073 in 1998
       and $6,497 in 1997                                        201,140              215,463
    Prepaid expenses                                               4,241                2,915
    Other                                                          8,540               12,823
                                                             -----------     ----------------
       Total current assets                                      219,252              237,879
                                                             -----------     ----------------

PROPERTY AND EQUIPMENT, less
    accumulated depreciation                                      22,964               19,759
NONCURRENT DEFERRED INCOME TAXES                                  11,908               12,690

OTHER ASSETS
    Goodwill and other intangibles, net of amortization          150,457              136,358
    MIS development costs, net of amortization                    22,243               19,486
    Investments and other assets                                  12,366               12,672
                                                             -----------     ----------------
       Total other assets                                        185,066              168,516
                                                             -----------     ----------------

TOTAL ASSETS                                                 $   439,190     $        438,844
                                                             ===========     ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                     $       793     $         12,881
    Accounts payable                                              16,168               12,390
    Accrued expenses                                              76,738               90,515
    Deferred revenue and gain                                      7,131                8,779
                                                             -----------     ----------------
       TOTAL CURRENT LIABILITIES                                 100,830              124,565

LONG-TERM DEBT, less current maturities                           60,743               60,129
LONG-TERM DEFERRED GAIN                                            9,239                9,983
LONG-TERM ACCRUED EXPENSES                                        40,530               36,961
                                                             -----------     ----------------

       Total liabilities                                         211,342              231,638
                                                             -----------     ----------------

SHAREHOLDERS' EQUITY
    Common stock, stated value $.01 per share;
       50,000,000 shares authorized, with shares
       issued and outstanding of 27,364,675 in
       1998 and 26,903,738 in 1997                                   274                  269
    Treasury stock, at cost; 19,501 shares in 1998
       and 34,457 shares in 1997                                    (425)              (1,062)
    Additional paid-in capital                                   137,461              133,220
    Notes receivable from officers and employees                    (174)                (125)
    Retained earnings                                             90,712               74,904
                                                             -----------     ----------------
       Total shareholders' equity                                227,848              207,206
                                                             -----------     ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $   439,190     $        438,844
                                                             ===========     ================

The accompanying notes are an integral part of these consolidated financial statements.

                      NORRELL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                              Three Months Ended             Six Months Ended
                                        ---------------------------------------------------------------
                                        May 3, 1998     April 27, 1997  May 3, 1998     April 27, 1997
                                        -----------     --------------  -----------     --------------
REVENUES                                $   352,295     $      317,943  $   686,571     $      599,177

COST OF SERVICES                            273,710            248,032      533,736            468,377
                                        -----------     --------------  -----------     --------------
    Gross profit                             78,585             69,911      152,835            130,800

OPERATING EXPENSES                           58,137             50,686      115,039             96,642
YEAR 2000 REMEDIATION EXPENSES                  365                 --          405                 --
DEPRECIATION AND AMORTIZATION                 3,097              2,598        6,141              4,519
                                        -----------     --------------  -----------     --------------
    Income from operations                   16,986             16,627       31,250             29,639

INTEREST EXPENSE                             (1,141)            (2,548)      (2,420)            (3,486)
OTHER INCOME (EXPENSE)                           56               (401)         (51)              (860)
                                        -----------     --------------  -----------     --------------

INCOME BEFORE INCOME TAXES                   15,901             13,678       28,779             25,293

INCOME TAXES                                  5,966              5,199       10,795              9,613
                                        -----------     --------------  -----------     --------------

NET INCOME                              $     9,935     $        8,479  $    17,984     $       15,680
                                        ===========     ==============  ===========     ==============


PER COMMON SHARE (BASIC):
BASIC EARNINGS PER COMMON SHARE         $      0.36     $         0.35  $      0.66     $         0.66
                                        ===========     ==============  ===========     ==============
SHARES USED IN COMPUTING BASIC
    EARNINGS PER SHARE                       27,287             23,959       27,165             23,839
                                        ===========     ==============  ===========     ==============

PER COMMON SHARE (DILUTED):
DILUTED EARNINGS PER COMMON SHARE       $      0.35     $         0.33  $      0.63     $         0.61
                                        ===========     ==============  ===========     ==============
SHARES USED IN COMPUTING DILUTED
    EARNINGS PER SHARE                       28,674             25,944       28,617             25,837
                                        ===========     ==============  ===========     ==============

The accompanying notes are an integral part of these consolidated financial statements.

                      NORRELL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                  Six Months Eended
                                                                            -----------------------------
                                                                            May 3, 1998    April 27, 1997
                                                                            -----------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                              $    17,984    $       15,680
    Adjustments to reconcile net income to net cash
       provided by operating activities
         Depreciation and amortization - operating expenses                       6,141             4,519
         Depreciation and amortization - cost of services/other expenses            561               275
         Gain on retirement of common stock                                        (942)             (942)
         Provision for doubtful accounts                                          1,110               942
         Deferred income taxes                                                     (287)           (6,106)
         Deferred gain on sale of building                                         (744)             (744)
         Long term accrued expenses                                               2,327             4,526
         Other                                                                      852             3,671
         Change in current assets and current liabilities
            Accounts receivable, trade                                           20,548           (46,803)
            Deferred revenue                                                       (706)              285
            Accounts payable                                                      3,047            (6,096)
            Accrued expenses                                                    (13,953)           19,793
            Other                                                                 4,095               264
                                                                            -----------    --------------
              Net cash provided by (used in) operating activities                40,033           (10,736)
                                                                            -----------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cost of acquisitions, net of cash acquired                                  (21,117)          (76,806)
    Additions to property and equipment, net                                     (5,093)           (3,853)
    Increase in mis development costs, net                                       (3,863)           (8,830)
    Increase in investments and other non-current assets                           (586)           (2,112)
    Increase in goodwill and other intangibles, net                                (160)             (565)
                                                                            -----------    --------------
              Net cash used in investing activities                             (30,819)          (92,166)
                                                                            -----------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the issuance of long-term debt                                 14,745           233,091
    Repayments of long-term debt                                                (26,969)         (133,939)
    Stock option exercises, including related tax benefits                        2,761             2,439
    Proceeds from the issurance of common stock                                   1,456             2,474
    Dividends paid on common stock                                               (2,176)           (1,908)
    Acquisition of treasury stock                                                  (329)             (263)
    (Increase) decrease in receivables from officers and employees                  (49)               26
                                                                            -----------    --------------
              Net cash (used in) provided by financing activities               (10,561)          101,920
                                                                            -----------    --------------

NET INCREASE IN CASH AND SHORT-TERM
    INVESTMENTS                                                                  (1,347)             (982)

CASH AND SHORT-TERM INVESTMENTS AT
    BEGINNING OF PERIOD                                                           6,678             8,876
                                                                            -----------    --------------

CASH AND SHORT-TERM INVESTMENTS AT END
    OF PERIOD                                                               $     5,331    $        7,894
                                                                            ===========    ==============


SUPPLEMENTARY CASH FLOW DISCLOSURES
    Cash payments during the period for
       Interest                                                             $     2,412    $        2,528
       Income taxes, net of refunds                                               4,525            13,858
    Noncash investing and financing activity
       Issuance of options to benefit plan                                          993               842
       Exercise of benefit plan stock options                                       882               780


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

2.       Financial Instruments

         The Company maintains four interest rate swap agreements in order to manage exposure to fluctuations in interest rates. The difference between fixed and variable interest amounts calculated by reference to agreed-upon principal notional amounts is recognized as an adjustment to interest expense over the life of the swap agreements. Two of the swap agreements are each for notional principal amounts of $20,000,000, the remaining two agreements are for notional principal amounts of $12,000,000 and $8,000,000. The Company exchanges floating interest rates based on LIBOR for an average fixed rate of 6.43% at quarterly settlement dates. The swap agreements terminate between November 2001 and January 2002. At May 3, 1998, if the Company had terminated each of the swap agreements, the estimated termination payments by the Company would have totaled approximately $1,107,000. The Company does not expect to terminate these agreements and expects them to expire as originally contracted.

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


         Per Share Data:                              Three Months Ended                     Six Months Ended
                                                  ---------------------------       -----------------------------------
         (In thousands)                                   5/3/98      4/27/97                   5/3/98          4/27/97
                                                  ---------------------------       -----------------------------------

         Weighted Average Shares                          27,287       23,959                   27,165           23,839
         Dilutive stock Options                            1,387        1,985                    1,452            1,998
                                                  ===========================       ===================================
         Weighted average shares                          28,674       25,944                   28,617           25,837
                                                  ===========================       ===================================

         Anti-dilutive options not included                  882          144                      899              152
                                                  ===========================       ===================================

PART I
ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS SECOND QUARTER MAY 3, 1998 COMPARED TO SECOND QUARTER APRIL 27, 1997

         Revenues increased 10.8% or $34.4 million to $352.3 million in 1998. Staffing Services revenues grew 8.6% to $232.9 million, and accounted for 66.1% and 67.4% of total 1998 and 1997 revenues, respectively. Staffing Services volume, as measured by hours that staffing employees worked, increased 4.2% and prices rose 4.0% compared to 13.2% and 4.5% for 1997. Staffing Services includes the results of M. David Lowe, Inc., ("M. David Lowe") a Houston based company acquired in December 1997. Outsourcing Services revenues grew 10.3% to $67.5 million. Outsourcing Services revenues from customers other than IBM increased 11.5% or $24.2 million from 1997. Professional Services revenues were $51.9 million in 1998 compared to $42.4 million in 1997, a 22.5% increase. The Company's Professional Services group includes Norrell Information Services, Norrell Financial Staffing and IMCOR, Inc. ("IMCOR"), an interim executive staffing company acquired in October 1997. Norrell Information Services was augmented by the April 1998 acquisition of Trattner Network Ltd., ("Trattner") a California based information technology company.

         Gross profit increased 12.4%, or $8.7 million, to $78.6 million in 1998. Gross margin (gross profit as a percent of revenues) increased from 22.0% in 1997 to 22.3% in 1998. Staffing Services gross margin increased from 21.1% in 1997 to 21.2% in 1998. This increase is due to the favorable impact of permanent placement business in the 1998 period. Outsourcing Services gross margin increased from 18.4% in 1997 to 18.6% in 1998. Professional Services gross margin increased from 31.6% in 1997 to 32.3% in 1998 due principally to the favorable impact of Norrell Information Services. This higher end consulting business typically commands relatively higher margins.

         Operating expenses increased 14.7%, or $7.5 million. Of the 14.7% operating expense increase, over 7% resulted from increased operating costs associated with the acquisitions of IMCOR, M. David Lowe, Inc., and Trattner. The Company also added costs in the 1998 period to support organic growth and to provide increased client support. Operating costs, as a percentage of revenue increased from 15.9% in the 1997 period to 16.5% in the 1998 period. The Company incurred costs of $365,000 in the 1998 period related to the Year 2000 assessment project (see Year 2000 Issues). Depreciation and amortization expense increased 19.2%, or $499,000 due to increased investment in desktop computers to support management information systems and amortization of goodwill from acquisitions.

         Interest expense decreased from $2.5 million in 1997, to $1.1 million in 1998 as a result of the proceeds from the Company's July 28, 1997 stock offering net of borrowings to fund the acquisitions discussed above.

         Other expense was $401,000 in 1997 compared to income of $56,000 in 1998. The 1997 period expense included the Company's share of losses from its 50% ownership in a joint venture formed in October 1995 to provide administrative outsourcing for health care facilities. This joint venture was terminated in the fiscal fourth quarter of 1997.

         The effective income tax rate declined from 38.0% in 1997 to 37.5% in 1998 primarily as a result of reduced state income taxes.

         Net income rose from $8.5 million in 1997 to $9.9 million in 1998, a 17.2% increase.

         Year 2000 remediation expense totaled $365,000 in the 1998 period. If these costs had been excluded from the 1998 period, net income would have been $10.2 million, a $1.7 million or 19.9% increase over the prior year quarter.

PART I
ITEM 2.


         Diluted earnings per share increased from $0.33 in 1997 to $0.35 in 1998.



OPERATING RESULTS SIX MONTHS ENDED MAY 3, 1998 COMPARED TO SIX MONTHS ENDED APRIL 27, 1997

         Revenues increased 14.6%, or $87.4 million, to $686.6 million in 1998. Staffing Services revenues grew 11.3% to $455.1 million, and accounted for 66.3% and 68.3% of total 1998 and 1997 period revenues, respectively. Staffing Services volume, as measured by hours that staffing employees worked, increased 7.0% and prices rose 3.9% compared to 12.0% and 4.9%, respectively, for the 1997 period. Outsourcing Services revenues grew 12.8% to $132.4 million. Outsourcing Services revenues from customers other than IBM increased $8.5 million from 1997 to $48.5 million. Professional Services revenues were $99.0 million in the 1998 period compared to $72.7 million in the 1997 period, a 36.2% increase.

         Gross profit increased 16.9%, or $22.0 million, to $152.8 million in 1998. Gross margin increased from 21.8% in the 1997 period to 22.3% in the 1998 period. Staffing Services gross margin increased from 21.3% in 1997 to 21.4% in 1998. Outsourcing Services gross margin declined from 18.2% in 1997 to 17.9% in the 1998 period due primarily to recognizing payroll expense without the related revenue for two paid holidays on the IBM account in the first quarter of 1998. Professional Services gross margin increased from 30.7% in the 1997 period to 32.0% in the 1998 period. Margins increased as a result of adding higher margin information technology consulting services in the 1998 period through the acquisitions of Comtex, Trattner and IMCOR. The 1997 period included the results of ATR, which was accounted for as a pooling of interests, Financial Staffing and IMCOR.

         Operating expenses increased 19.0%, or $18.4 million, primarily as a result of the added operating costs associated with the acquisitions of Comtex, IMCOR, M. David Lowe, Inc., and Trattner. The Company also added costs in the 1998 period to support organic growth and to provide increased client support. The Company incurred $1.2 million of incremental costs for business process reengineering work. During the 1998 period, the Financial Accounting Standards Board Emerging Issues Task Force issued an accounting ruling requiring companies to expense as incurred costs associated with business process reengineering. Operating expenses, as a percentage of revenues, increased from 16.1% in the 1997 period to 16.7% in the 1998. The Company incurred costs of $405,000 in the 1998 period related to the Year 2000 assessment project (see Year 2000 Issues). Depreciation and amortization expense increased $1.6 million, or 35.9%, from the 1997 period due to increased investment in MIS and goodwill from acquisitions.

         Interest expense decreased from $3.5 million in the 1997 period to $2.4 million in the 1998 period as a result of the proceeds from the Company's July 28, 1997 stock offering net of borrowings to fund the acquisitions discussed above.

         Other expense decreased from $860,000 in the 1997 period to $51,000 in the 1998 period. The 1997 period expense included the Company's share of losses from its 50% ownership in a joint venture formed in October 1995 to provide administrative outsourcing for health care facilities. This joint venture was terminated in the fiscal fourth quarter of 1997.


Net income rose from $2.3 million in 1997 to $18.0 million in 1998, a 14.7% increase.


         Year 2000 remediation expense totaled $405,000 in the 1998 period. If these costs had been excluded from the 1998 period, net income would have been $18.2 million, a $2.6 million or 16.3% increase over the prior year

PART I
ITEM 2.

quarter. Diluted earnings per share would have increased by $0.01 to $0.64, resulting in a 4.9% increase over prior year diluted earnings per share.

         Diluted earnings per share increased from $0.61 in 1997 to $0.63 in 1998.


LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operations in 1998 was $40.0 million compared to cash used of $10.7 million in 1997. The 1998 period included a decrease of $20.5 million in trade accounts receivable compared to an increase of $46.8 million in 1997. The 1998 decrease was due principally to a decline in days sales outstanding. During the 1998 period, cash provided by operating activities was partially offset by a decrease in accounts payable and accrued expenses (a decrease in cash) of $10.9 million compared to an increase of $13.7 million in 1997. The 1998 amount included payments that were made in the second quarter related to the acquisition of the Orlando franchise. The 1997 amount included an accrual of $9.2 million for the contingent payment associated with the acquisition of Anatec.

         Investing activities used cash of $30.8 million in 1998 compared to cash used of $92.2 million in 1997. The purchases of Trattner, in April 1998 and
M. David Lowe in December 1997 resulted in cash uses of $21.1 million. The fiscal year 1997 purchases of Comtex Information Systems, Inc., Accounting Resources Inc., and IMCOR, resulted in cash uses of $76.8 million. In addition to the initial cash purchase price paid at closing for Imcor and Trattner, the sellers have the right to receive contingent payments based on its achieving a specified level of operating profit, with final payment dates between 2000 and 2001. The Company does not expect these contingent payments to have a material impact on the its operations. Investing activities for 1998 and 1997 included MIS development costs of $3.9 million and $8.8 million, respectively.

         Financing activities used cash of $10.6 million in 1998 compared to cash provided of $101.9 million in 1997. Long-term debt used cash in 1998 of $12.2 million compared to net cash provided from the issuance of long term debt of $99.2 million in 1997. The 1997 issuance of long-term debt was used to fund the acquisitions discussed above; spending on MIS development; property and equipment; and the cost associated with carrying a higher 1997 trade accounts receivable balance. In July 1997 the Company reduced its outstanding long-term debt by its secondary stock offering.

         At May 3, 1998, the Company had $61.5 million of total debt outstanding.

         With the assistance of outside consultants the Company has completed an information systems plan to address the Company's long-term business needs. The plan includes three major initiatives: 1) Development of a new weekly payroll system which will enhance capacity, flexibility and speed to support anticipated volumes, 2) Replacement of the highly customized billing system with a version more closely resembling the vendor delivered software in order to reduce cost and improve efficiency of applying vendor upgrades through business process improvements, and 3) Continue the roll out of the revised branch office order entry system. Anticipated capital spending for the payroll and branch office systems projects during fiscal 1998 and 1999 is in the range of $18 million to $23 million. The new weekly payroll system is expected to be complete in the first fiscal quarter of 1999. The branch office order entry system will be implemented in a phased roll out approach and is expected to be complete in the third fiscal quarter of 1999. The remaining costs related to the billing system replacement will be absorbed in operating expenses and are not expected to significantly impact the Company's normal operating costs as a percentage of revenue.

PART I
ITEM 2.



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

YEAR 2000 ISSUES

         The Company is currently in the process of addressing a problem that is facing all users of automatic information systems. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

         Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. This modification and replacement process will be implemented by the Company's Information Systems team with assistance from outside consultants.
The Company presently believes that, with planned modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems.

         The Company is developing an implementation plan to resolve the Year 2000 Issue. This plan includes assessment, modification and testing of identified core and other systems. Preliminary estimates for these one time
Year 2000 project costs are in the range of $12 million to $18 million. This estimate excludes Year 2000 system modification which may be required for the Company's subsidiaries not using the Company's core systems and the replacement of embedded systems found to be non-compliant. The Company expects the majority of these costs to be incurred in 1999. The Company's Year 2000 project costs are not expected to have a material impact on its liquidity or capital resources.

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

PART II
ITEM 6



(a) Exhibit 27 Financial Data Schedule (for SEC use only)

(b) No Reports on Form 8-K were filed for the period covered under this quarterly filing.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NORRELL CORPORATION
                                   (REGISTRANT)




Date:    June 4, 1998              By: S/C. Scott L. Colabuono
                                       -------------------------
                                       Scott L. Colabuono
                                       Senior Vice President and Chief Financial Officer
                                       (On behalf of the Registrant and as Chief Accounting Officer)
