Form 10-Q
period 1998-08-02
NORRELL CORP
filed 1998-09-15
CIK 778397

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

                                EXCHANGE OF 1934

For the quarterly period ended August 2, 1998
                               --------------

                           Commission File No. 1-14018


                               NORRELL CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)


           GEORGIA                                           58-0953079
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
Incorporation or organization)                           Identification No.)


3535 Piedmont Road, NE, Atlanta, GA                            30305
------------------------------------                     -------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,499,508 shares on August 30, 1998.

                      Norrell Corporation and Subsidiaries

                                   FORM 10-Q

                                     INDEX



                                                                       Page No.
                                                                       --------
PART I   FINANCIAL INFORMATION


ITEM 1.  Financial Statements

         Consolidated Balance Sheets -                                    2
         August 2, 1998 (Unaudited) and November 2, 1997

         Consolidated Statements of Income                                3
         (Unaudited) - Three and Nine months ended August 2, 1998
         and July 27, 1997


         Consolidated Statements of Cash Flows                            4
         (Unaudited) - Nine months ended August 2, 1998
         and July 27, 1997

         Notes to Consolidated Financial Statements                       5
         (Unaudited)


ITEM 2.  Management's Discussion and Analysis of Financial                7
         Condition and Results of Operations


PART II  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                12


SIGNATURE                                                                13

PART I
ITEM 1.

                      NORRELL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except share amounts)



ASSETS                                                                         August 2, 1998  November 2, 1997
------                                                                         --------------  ----------------
CURRENT ASSETS
     Cash and short-term investments                                               $   6,378       $   6,678
     Accounts receivable trade,
        less allowances of $7,388 in 1998
        and $6,497 in 1997                                                           201,764         215,463
     Prepaid expenses                                                                  4,755           2,915
     Other                                                                             7,536          12,823
                                                                                   ---------       ---------
        Total current assets                                                         220,433         237,879
                                                                                   ---------       ---------

PROPERTY AND EQUIPMENT, less
     accumulated depreciation                                                         23,014          19,759
NONCURRENT DEFERRED INCOME TAXES                                                      14,102          12,690

OTHER ASSETS
     Goodwill and other intangibles, net of amortization                             163,438         136,358
     MIS development costs, net of amortization                                       23,612          19,486
     Investments and other assets                                                     12,357          12,672
                                                                                   ---------       ---------
        Total other assets                                                           199,407         168,516
                                                                                   ---------       ---------

TOTAL ASSETS                                                                       $ 456,956       $ 438,844
                                                                                   =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                                          $  10,398       $  12,881
     Accounts payable                                                                 12,845          12,390
     Accrued expenses                                                                 79,985          90,515
     Deferred revenue and gain                                                         5,330           8,779
                                                                                   ---------       ---------
        Total current liabilities                                                    108,558         124,565

LONG-TERM DEBT, less current maturities                                               60,724          60,129
LONG-TERM DEFERRED GAIN                                                                8,867           9,983
LONG-TERM ACCRUED EXPENSES                                                            40,444          36,961
                                                                                   ---------       ---------

        Total liabilities                                                            218,593         231,638
                                                                                   ---------       ---------

SHAREHOLDERS' EQUITY
     Common stock, stated value $.01 per share; 50,000,000 shares authorized, with shares issued and outstanding of 27,446,840 in
        1998 and 26,903,738 in 1997                                                      274             269
     Treasury stock, at cost; 39,245 shares in 1998
        and 34,457 shares in 1997                                                       (825)         (1,062)
     Additional paid-in capital                                                      138,956         133,220
     Notes receivable from officers and employees                                       (122)           (125)
     Retained earnings                                                               100,080          74,904
                                                                                   ---------       ---------
        Total shareholders' equity                                                   238,363         207,206
                                                                                   ---------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 456,956       $ 438,844
                                                                                   =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                      NORRELL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                 Three Months Ended                        Nine Months Ended
                                          ---------------------------------       -----------------------------------
                                          August 2, 1998      July 27, 1997       August 2, 1998        July 27, 1997
                                          --------------      -------------       --------------        -------------
REVENUES                                    $ 351,167           $ 332,691           $ 1,037,738           $ 931,868

COST OF SERVICES                              272,761             258,374               806,497             726,751
                                            ---------           ---------           -----------           ---------
     Gross profit                              78,406              74,317               231,241             205,117

OPERATING EXPENSES                             56,120              53,810               171,159             150,452
YEAR 2000 REMEDIATION EXPENSES                  1,007                 -                   1,412                 -
DEPRECIATION AND AMORTIZATION                   3,230               2,558                 9,371               7,077
                                            ---------           ---------           -----------           ---------
     Income from operations                    18,049              17,949                49,299              47,588

INTEREST EXPENSE                               (1,139)             (2,281)               (3,559)             (5,767)
OTHER INCOME (EXPENSE)                           (173)               (874)                 (224)             (1,734)
                                            ---------           ---------           -----------           ---------


INCOME BEFORE INCOME TAXES                     16,737              14,794                45,516              40,087


INCOME TAXES                                    6,273               5,619                17,068              15,232
                                            ---------           ---------           -----------           ---------


NET INCOME                                  $  10,464           $   9,175           $    28,448           $  24,855
                                            =========           =========           ===========           =========


PER COMMON SHARE (BASIC):
BASIC EARNINGS  PER COMMON SHARE            $    0.38           $    0.38           $      1.04           $    1.04
                                            =========           =========           ===========           =========
SHARES USED IN COMPUTING BASIC
     EARNINGS PER SHARE                        27,400              24,079                27,243              23,919
                                            =========           =========           ===========           =========


PER COMMON SHARE (DILUTED):
DILUTED EARNINGS  PER COMMON SHARE          $    0.37           $    0.35           $      0.99           $    0.96
                                            =========           =========           ===========           =========
SHARES USED IN COMPUTING DILUTED
     EARNINGS PER SHARE                        28,628              26,308                28,630              25,999
                                            =========           =========           ===========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                      NORRELL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                          Nine Months Ended
                                                                                  ---------------------------------
                                                                                  August 2, 1998      July 27, 1997
                                                                                  --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                     $ 28,448           $  24,855
     Adjustments to reconcile net income to net cash
        provided by operating activities
           Depreciation and amortization - operating expenses                          9,371               7,077
           Depreciation and amortization - cost of services/other expenses               952                 465
           Gain on retirement of common stock                                         (1,413)             (1,413)
           Provision for doubtful accounts                                             1,731               1,447
           Deferred income taxes                                                      (1,467)             (5,496)
           Deferred gain on sale of building                                          (1,116)             (1,116)
           Long term accrued expenses                                                  2,754               1,037
           Other                                                                         979               4,219
           Change in current assets and current liabilities
             Accounts receivable, trade                                               20,218             (58,686)
             Deferred revenue                                                         (2,036)               (569)
             Accounts payable                                                           (509)             (7,420)
             Accrued expenses                                                         (4,112)             12,546
             Other                                                                     3,572              (2,648)
                                                                                    --------           ---------
                Net cash provided by (used in) operating activities                   57,372             (25,702)
                                                                                    --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cost of acquisitions, net of cash acquired                                      (42,766)            (76,971)
     Additions to property and equipment, net                                         (6,930)             (6,379)
     Increase in MIS development costs, net                                           (5,799)            (13,318)
     Increase in investments and other non-current assets                               (710)             (2,709)
     Increase in goodwill and other intangibles, net                                    (142)               (650)
                                                                                    --------           ---------
                Net cash used in investing activities                                (56,347)           (100,027)
                                                                                    --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of long-term debt                                     24,370             276,489
     Repayments of long-term debt                                                    (27,008)           (158,750)
     Stock option exercises, including related tax benefits                            3,700               4,238
     Dividends paid on common stock                                                   (3,272)             (2,871)
     Proceeds from the issuance of common stock                                        1,383               2,594
     Other stock activity                                                               (498)               (401)
                                                                                    --------           ---------
                Net cash (used in) provided by financing activities                   (1,325)            121,299
                                                                                    --------           ---------

NET DECREASE IN CASH AND SHORT-TERM
     INVESTMENTS                                                                        (300)             (4,430)

CASH AND SHORT-TERM INVESTMENTS AT
     BEGINNING OF PERIOD                                                               6,678               8,876
                                                                                    --------           ---------

CASH AND SHORT-TERM INVESTMENTS AT END
     OF PERIOD                                                                      $  6,378           $   4,446
                                                                                    ========           =========


SUPPLEMENTARY CASH FLOW DISCLOSURES
     Cash payments during the period for
        Interest                                                                    $  3,524           $   4,760
        Income taxes, net of refunds                                                   5,862              15,108
     Noncash investing and financing activity
        Issuance of options to benefit plan                                            1,108                 953
        Exercise of benefit plan stock options                                         1,347               1,227

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

2.       Financial Instruments

         The Company maintains four interest rate swap agreements in order to manage exposure to fluctuations in interest rates. The difference between fixed and variable interest amounts calculated by reference to agreed-upon principal notional amounts is recognized as an adjustment to interest expense over the life of the swap agreements. Two of the swap agreements are each for notional principal amounts of $20,000,000, the remaining two agreements are for notional principal amounts of $12,000,000 and $8,000,000. The Company exchanges floating interest rates based on LIBOR for an average fixed rate of 6.43% at quarterly settlement dates. The swap agreements terminate between November 2001 and January 2002. At August 2, 1998, if the Company had terminated each of the swap agreements, the estimated termination payments by the Company would have totaled approximately $1,253,445. The Company does not expect to terminate these agreements and expects them to expire as originally contracted.

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

         Per Share Data:                                     Three Months Ended             Nine Months Ended
         (In thousands)                                      ------------------             ------------------
                                                              8/2/98   7/27/97               8/2/98   7/27/97
                                                             ------------------             ------------------
         Weighted Average Shares                               27,400    24,079               27,243    23,919
         Dilutive stock Options                                 1,228     2,229                1,387     2,080
                                                             ==================             ==================
         Weighted average shares                               28,628    26,308               28,630    25,999
                                                             ==================             ==================

         Anti-dilutive options not included                       859        10                  850        55
                                                             ==================             ==================

4.       New Accounting Standards

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This Statement is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of the statement will have no material impact on the Company's net income or shareholders' equity when adopted in fiscal year 1999.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information " ("SFAS 131"). This Statement is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. The Company will be required to present the segment disclosures in its financial statements for the year ending October 31, 1999. Disclosure of interim information to shareholders is not required during the year of adoption.

         In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement is effective for fiscal years beginning after December 15, 1997. As a result of this new pronouncement, the Company will include an additional footnote disclosure for its non-qualified salary continuation plan in the financial statements beginning in fiscal year 1999.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 1999. The Company plans to adopt this Statement beginning in fiscal year 2000 and does not expect it to have a material impact on the consolidated financial statements.

         Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued by the American Institute of Certified Public Accountants in March 1998. This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company plans to adopt this Statement beginning in the fiscal year 2000 and does not expect it to have a material impact on the consolidated financial statements.

PART I
ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS THIRD QUARTER AUGUST 2, 1998 COMPARED TO THIRD QUARTER JULY 27, 1997

         Revenues increased 5.6% or $18.5 million to $351.2 million in 1998. Revenue by business group is as follows:

Business Group                          1998 % of  Consolidated Revenue         1997 % of Consolidated Revenue
--------------                          -------------------------------         ------------------------------
Staffing Services                                       64.4%                                   67.8%
Outsourcing Services                                    19.2%                                   19.5%
Professional Services                                   16.4%                                   12.7%
                                                       -----                                   -----
  Total                                                100.0%                                  100.0%


         Staffing Services revenues grew 0.3% to $226.3 million. Staffing Services volume, as measured by hours that staffing employees worked, decreased 3.8% and rates rose 4.1% compared to a volume increase of 17.0% and a rate increase of 3.4% for 1997. The growth in Staffing Services was impacted by slower-than-expected ramp up of new business and difficulty in recruiting large volumes of employees in tight labor markets. Rate increases over prior year reflect changes in business mix to higher priced services. Staffing Services includes the results of M. David Lowe, Inc., ("M. David Lowe") a Houston based company acquired in December 1997. Outsourcing Services revenues grew 4.1% to $67.4 million. Outsourcing Services revenues from customers other than IBM decreased 2.0% or $518,000 from 1997, while revenues from IBM increased $3.2 million or 8.1%. Professional Services revenues were $57.6 million in 1998 compared to $42.4 million in 1997, a 35.8% increase. The Company's Professional Services group includes Norrell Information Services, Norrell Financial Staffing and IMCOR, Inc. ("IMCOR"), an interim executive staffing company acquired in October 1997. Norrell Information Services was augmented by the April 1998 acquisition of Trattner Network Ltd., ("Trattner") a California based information technology company and the July 1998 acquisition of W.E. Carson Associates, Inc., ("Carson") an information systems consulting firm based in Atlanta, Georgia.

         Gross profit increased 5.5%, or $4.1 million, to $78.4 million in 1998. Gross margin (gross profit as a percent of revenues) remained constant year over year at 22.3%. Staffing Services gross margin decreased from 21.7% in 1997 to 21.1% in 1998 mainly due to a change in the business mix. Outsourcing Services gross margin decreased from 18.1% in 1997 to 17.7% in 1998. Professional Services gross margin remained constant year over year at 32.4%.

         Operating expenses increased 4.3%, or $2.3 million. The increase is primarily due to incremental operating expenses resulting from the acquisitions of IMCOR, M. David Lowe, Inc., Trattner and Carson. Operating costs, as a percentage of revenue decreased from 16.2% in the 1997 period to 16.0% in the 1998 period. The Company incurred costs of $1.0 million in the 1998 period related to the Year 2000 assessment project (see Year 2000 Issues). Depreciation and amortization expense increased 26.3%, or $672,000 due to increased investment in desktop computers to support management information systems and amortization of goodwill from acquisitions.

         Interest expense decreased from $2.3 million in 1997, to $1.1 million in 1998. This decrease resulted from the net effect of the proceeds from the Company's July 28, 1997 stock offering and positive operating cash flow in the 1998 period reduced by borrowings to fund the acquisitions discussed above. See liquidity and capital resources.

         Other expense decreased from $874,000 in 1997 to $173,000 in 1998. The 1997 period expense included the Company's share of losses from its 50% ownership in a joint venture formed in October 1995 to provide

PART I
ITEM 2.


administrative outsourcing for health care facilities. This joint venture was terminated in the fiscal fourth quarter of 1997.

         The effective income tax rate declined from 38.0% in 1997 to 37.5% in 1998 primarily as a result of reduced state income taxes.

         Net income rose from $9.2 million in 1997 to $10.5 million in 1998, a 14.0% increase. Diluted earnings per share increased from $0.35 in 1997 to $0.37 in 1998.

         Year 2000 remediation expense totaled $1.0 million in the 1998 period. If these costs had been excluded from the 1998 period, net income would have been $11.1 million, a $1.9 million or 20.9% increase over the prior year quarter. Diluted earnings per share would have increased by $0.04 to $0.39, resulting in an 11.4% increase over prior year diluted earnings per share.

OPERATING RESULTS NINE MONTHS ENDED AUGUST 2, 1998 COMPARED TO NINE MONTHS ENDED JULY 27, 1997

         Revenues increased 11.4%, or $105.9 million, to $1,037.7 million in 1998. Revenue by business group is as follows:

Business Group                          1998 % of  Consolidated Revenue         1997 % of Consolidated Revenue
--------------                          -------------------------------         ------------------------------
Staffing Services                                       65.7%                                   68.1%
Outsourcing Services                                    19.2%                                   19.5%
Professional Services                                   15.1%                                   12.4%
                                                       -----                                   -----
  Total                                                100.0%                                  100.0%


          Staffing Services revenues grew 7.4% to $681.4 million. Staffing Services volume, as measured by hours that staffing employees worked, increased 3.2% and rates rose 3.9% compared to 13.8% and 3.9%, respectively, for the 1997 period. The growth in Staffing Services was impacted by slower-than-expected ramp up of new business and difficulty in recruiting large volumes of employees in tight labor markets. Rate increases over prior year reflect changes in business mix to higher priced services. Outsourcing Services revenues grew 9.7% to $199.8 million. Outsourcing Services revenues from customers other than IBM increased $7.9 million or 12.1% from 1997 to $73.5 million while IBM revenue increased $9.7 million or 8.4%. Professional Services revenues were $156.6 million in the 1998 period compared to $115.1 million in the 1997 period, a 36.1% increase.

         Gross profit increased 12.7%, or $26.1 million, to $231.2 million in 1998. Gross margin increased from 22.0% in the 1997 period to 22.3% in the 1998 period. Staffing Services gross margin decreased from 21.4% in 1997 to 21.3% in 1998 mainly due to a change in the business mix. Outsourcing Services gross margin declined from 18.2% in 1997 to 17.8% in the 1998 period due primarily to an increased number of variable versus fixed priced IBM contracts. Professional Services gross margin increased from 31.3% in the 1997 period to 32.2% in the 1998 period. Margins increased as a result of adding higher margin information technology consulting services in the 1998 period through the acquisitions of Comtex Information Systems, Inc. ("Comtex") in January 1997, Trattner, Carson, and IMCOR. The 1997 period includes the results of Norrell Information Systems and Financial Staffing.

         Operating expenses increased 13.8%, or $20.7 million, primarily as a result of the incremental operating costs associated with the acquisitions of Comtex, IMCOR, M. David Lowe, Inc., Trattner, and Carson. The

PART I
ITEM 2.

Company also added costs in the 1998 period to support organic growth and to provide increased client support. The Company incurred $1.2 million of incremental costs for business process reengineering work. During the 1998 period, the Financial Accounting Standards Board Emerging Issues Task Force issued an accounting ruling requiring companies to expense as incurred costs associated with business process reengineering. Operating expenses, as a percentage of revenues, increased from 16.1% in the 1997 period to 16.5% in the 1998 period. The Company incurred costs of $1.4 million in the 1998 period related to the Year 2000 assessment project (see Year 2000 Issues). Depreciation and amortization expense increased $2.3 million, or 32.4%, from the 1997 period due to increased investment in desktop computers to support management information systems, MIS development and goodwill from acquisitions.

         Interest expense decreased from $5.8 million in the 1997 period to $3.6 million in the 1998 period. This decrease resulted from the net effect of the proceeds from the Company's July 28, 1997 stock offering and positive operating cash flow in the 1998 period reduced by borrowings to fund the acquisitions discussed above. See liquidity and capital resources.


         Other expense decreased from $1.7 million in the 1997 period to $224,000 in the 1998 period. The 1997 period expense included the Company's share of losses from its 50% ownership in a joint venture formed in October 1995 to provide administrative outsourcing for health care facilities. This joint venture was terminated in the fiscal fourth quarter of 1997.

Net income rose from $24.9 million in 1997 to $28.4 million in 1998, a 14.5% increase. Diluted earnings per share increased from $0.96 in 1997 to $0.99 in 1998.

         Year 2000 remediation expense totaled $1.4 million in the 1998 period. If these costs had been excluded from the 1998 period, net income would have been $29.3 million, a $4.5 million or 18.0% increase over the prior year quarter. Diluted earnings per share would have increased by $0.06 versus the $0.03 reported diluted earnings per share increase which included Year 2000 remediation expenses. The diluted earnings per share would have been $1.02, resulting in a 6.3% increase over prior year diluted earnings per share.



LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operations in 1998 was $57.4 million compared to cash used of $25.7 million in 1997. The 1998 period included a decrease of $20.2 million in trade accounts receivable compared to an increase of $58.7 million in 1997. The 1998 decrease was due principally to a decline in days sales outstanding. During the 1998 period, cash provided by operating activities was partially offset by a decrease in accounts payable and accrued expenses (a decrease in cash) of $4.6 million compared to an increase of $5.1 million in 1997. The 1997 amount included an accrual of $9.2 million for the contingent payment associated with the acquisition of Anatec.

         Investing activities used cash of $56.3 million in 1998 compared to cash used of $100.0 million in 1997. The purchases of Carson in July 1998, Trattner in April 1998 and M. David Lowe in December 1997 and the contractual payments related to the Comtex and Orlando acquisitions resulted in cash uses of $42.8 million. The fiscal year 1997 purchases of Comtex Information Systems, Inc., Accounting Resources Inc., and IMCOR, resulted in cash uses of $77.0 million. In addition to the initial cash purchase price paid at closing for Imcor and Trattner, the sellers have the right to receive contingent payments based on its achieving a specified level of operating profit, with final payment

PART I
ITEM 2.

dates between 2000 and 2001. The Company does not expect these contingent payments to have a material impact on its operations. Investing activities for 1998 and 1997 included MIS development costs of $5.8 million and $13.3 million, respectively.

         Financing activities used cash of $1.3 million in 1998 compared to cash provided of $121.3 million in 1997. Long-term debt used cash in 1998 of $2.6 million compared to net cash provided from the issuance of long-term debt of $117.7 million in 1997. The 1997 issuance of long-term debt was used to fund the acquisitions discussed above, spending on MIS development, property and equipment, and the cost associated with carrying a higher 1997 trade accounts receivable balance. In July 1997 the Company reduced its outstanding long-term debt by its secondary stock offering.

         At August 2, 1998, the Company had $71.1 million of total debt outstanding.

         With the assistance of outside consultants, the Company has completed an information systems plan to address the Company's long-term business needs. The plan includes three major initiatives: 1) Development of a new weekly payroll system which will enhance capacity, flexibility and speed to support anticipated volumes, 2) Replacement of the highly customized billing system with a version more closely resembling the vendor delivered software in order to reduce cost and improve efficiency of applying vendor upgrades through business process improvements, and 3) Continue the roll out of the revised branch office order entry system. Anticipated capital spending for the payroll and branch office systems projects during fiscal 1998 and 1999 is in the range of $18 million to $23 million. The new weekly payroll system is expected to be complete in the first fiscal quarter of 1999. The branch office order entry system will be implemented in a phased roll out approach and is expected to be complete in the third fiscal quarter of 1999. The remaining costs related to the billing system replacement will be absorbed in operating expenses and are not expected to significantly impact the Company's normal operating costs as a percentage of revenue.


OTHER EVENTS

         On August 12, 1998, the Company acquired FSS International Limited, a United Kingdom financial and information technology ("IT") recruitment and international search and selection business. This acquisition represents a milestone in the Company's growth as it represents the first step in our global expansion efforts.

         During September 1998, the Board of Directors authorized the Company to purchase up to 3,750,000 shares of the Company's common stock or approximately 15% of its shares outstanding. The periodic purchase will take place on the open market or in privately negotiated transactions.



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

PART I
ITEM 2.

YEAR 2000 ISSUES

         The Company is currently in the process of addressing a problem that is facing all users of automated information systems. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

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


Exhibits and Reports on Form 8-K

(a)      Exhibit 27 Financial Data Schedule (for SEC use only)

(b) No Reports on Form 8-K were filed for the period covered under this quarterly filing.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        NORRELL CORPORATION
                                        (REGISTRANT)




Date: September 15, 1998                By:  S/C. Scott L. Colabuono
                                             -----------------------------------
                                             Scott L. Colabuono
                                             Senior Vice President and Chief
                                             Financial Officer
                                             (On behalf of the Registrant and as
                                             Chief Accounting Officer)