Form 10-K405
period 1998-11-01
NORRELL CORP
filed 1999-01-08
CIK 778397

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 1998

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              ------------    ------------

Commission file number 1-14018

                              Norrell Corporation
                              -------------------
             (Exact name of Registrant as specified in its charter)

          Georgia                                           58-0953079
          -------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

3535 Piedmont Road N.E., Atlanta, Georgia                     30305
--------------------------------------------------          ----------
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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of December 28, 1998, was approximately $224,596,017.30 This amount excludes a total of 10,304,992 shares of Common Stock owned either directly or beneficially by officers, directors and principal stockholders of the Registrant, who may be deemed to be affiliates under applicable rules of the Securities and Exchange Commission. As of December 28, 1998, there were 26,205,595 shares of Registrant's Common Stock, no par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement which will be mailed to stockholders in connection with the Company's annual meeting of stockholders, scheduled to be held on March 2, 1999, are incorporated by reference in Part III of this report. Except for the portions expressly incorporated by reference, the Company's Proxy Statement shall not be deemed to be a part of this report.

                                    PART I


ITEM 1.           BUSINESS

GENERAL

     Norrell Corporation (referred to herein, along with its subsidiaries and joint ventures, as the "Company" or "Norrell") is a strategic workforce management company and a leading provider of staffing, outsourcing and professional services. The Company is organized into three business groups:
Staffing Services, which provides temporary administrative, teleservices and light industrial staffing; Outsourcing Services, which provides administrative services, teleservices and human resources services, in which the Company assumes responsibility for the results of a client process; and Professional Services, which provides accounting staffing, information technology staffing, project management services, systems integration consulting services, and executive placement. The Company's customers are businesses, professional and service organizations, and government agencies in the United States, Canada, United Kingdom, Australia, South Africa and 18 other countries around the world. Based upon revenues, the Company believes it is one of the largest companies in the staffing industry in North America.

     The Company provides a broad range of services through its international network of 460 locations, including 141 Company-owned locations, 137 outsourcing services locations, 140 franchised locations, and 42 professional services offices as of November 30, 1998. In fiscal 1998, the Company supplied to approximately 18,000 clients (including subsidiaries and affiliated companies) over 227,000 staffing, outsourcing and professional personnel. The Company's employees possess a wide variety of office, light industrial, information technology and other skills, including secretarial, clerical, word processing, data entry, graphics, telemarketing, assembly, picking, packing and sorting, shipping and receiving, customer service, records management, administrative, human resources (recruiting, interviewing, assessment and training), computer programming, computer consulting, systems analysis, systems integration, accounting and additional financial services. The Company also provides home health aides and related services to government agencies and home health agencies.

     Since its incorporation in Georgia in 1965, the Company's quality service and customer focus have enabled it to compile a history of core business growth and expansion. From its beginnings as a provider of short-term replacement or fill-in personnel, often referred to as traditional temporary services, the Company has expanded into long-term staffing, managed staffing, "Master Vendor Partnering", outsourcing and professional services. In addition, the Company has expanded geographically from a base of locally owned and operated offices in Atlanta, Georgia, to an international network of 460 locations as of November 30, 1998. In recent years, the Company has supplemented this internal growth with acquisitions and joint ventures, which has not only added to the Company's geographic markets, but has also increased revenues and expertise in desirable service offerings such as information technology, financial services, teleservices, and executive placements.

BUSINESS STRATEGY

     The Company's objective is to continue to be a leading provider of staffing, outsourcing, and professional services. The key components of the Company's strategy are as follows:

     Offer a Seamless Spectrum of Strategic Workforce Management Solutions. Through its network of offices, the Company offers strategic workforce management for clients committed to high quality, value-added services which are customized to strengthen a specific client's organizational effectiveness and flexibility. The Company partners with these clients to diagnose workforce problems and design an integrated service solution, ranging from short-term staff augmentation to comprehensive workforce structures that include dedicated management teams.

     Maintain High Quality Service Focus. The Company is dedicated to providing high quality services and believes it is an industry leader in its quality focus and related performance measurement systems. To maintain a consistently high quality standard for all of its employees, the Company uses a number of automated systems to screen and evaluate potential employees, to make appropriate assignments to evaluate and review employees' performance, and to obtain and act upon client feedback. These extensive, integrated and automated quality measurement and control systems distinguish the Company from its competitors and help to attract and retain customers seeking consistency in results and approach to their staffing needs. The Company has made a substantial investment in and intends to continue to invest in technology and information related software and hardware. See "Quality and Technology." These investments have included integrating the Company's personnel and client databases nationwide, automating many tasks at the branch level, and enhancing back-office efficiency.

     Develop and Expand Service Offerings. The Company plans to grow its existing base of business by continuing to develop service offerings that complement its core business. Services added in the last several years include information technology staffing and consulting (including systems integration), financial staffing, outsourced call center management, and executive placements. By cross-selling these new services to existing accounts, the Company seeks to increase the volume of business within its current base of over 18,000 clients. The Company also plans to attract new clients based upon its comprehensive solutions approach. In addition to expanding its existing service offerings, the Company continually evaluates new service offerings which will enable it to better meet its clients' needs.

     Pursue Strategic Acquisitions. The Company intends to continue to pursue acquisition opportunities that allow the Company to develop new services, acquire additional management expertise or enter key geographic markets. Since July 1995, the Company has acquired five information technology services, one accounting services and three staffing services businesses, and one executive temporary and permanent placement firm. In 1998, the Company acquired its first company outside North America - FSS International Limited in the United Kingdom. FSS focuses upon financial and information technology recruitment and international search and selection. The Company believes that the professional services acquisitions represent business opportunities with growth and profitability potential in excess of the Company's core staffing business.

BUSINESS GROUPS

     The Company has classified its businesses into three business groups:
Staffing Services, Outsourcing Services, and Professional Services. The following describes the services provided by each of the Company's business groups. All information concerning fiscal 1997 revenues provided below has been adjusted to exclude results attributable to a 53rd week of operations, which occurs every five or six fiscal years. In addition, certain amounts have been reclassified for the 1997 period to conform to the 1998 presentation.

Staffing Services

     The Company's staffing services are generally performed by its subsidiary, Norrell Services, Inc. In addition, Norrell Health Care provides staffing in the health care field, primarily in the states of New York, New Jersey and Pennsylvania. During fiscal 1998, the Company generated $911.6 million from its Staffing Services business, compared with revenues of $867.8 million during fiscal 1997.

     Temporary Staffing. Employees may be assigned to work for a client for either a specified or indefinite period of time as necessary to meet the needs of the client. The expense and inconvenience to a client of recruiting workers, including advertising, interviewing and testing, conducting reference and background checks and drug testing are reduced when temporary personnel are engaged. Use of these services also enables the client to eliminate or reduce record keeping, expenses associated with fringe benefits, turnover and related personnel costs usually associated with its workers. A client pays only for actual hours worked by temporary personnel and may terminate the use of temporary services without the adverse effects of layoffs. The Company also offers short-term staffing, sometimes referred to as project or peak period staffing, through which the Company can meet fluctuating staffing requirements quickly and easily, helping clients maintain high levels of productivity without the need to add permanent staff. The Company defines short-term staffing as an assignment of less than six months that involves one-time, seasonal or recurring use of temporary employees.

     Long-Term Staffing. The Company offers long-term staffing options tailored to specific client needs. Through long-term staffing, the Company provides and supervises employees for functions or departments on an extended basis. The Company defines long-term staffing as the staffing of specific positions for six months or more.

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

Outsourcing Services

     The Company provides a portfolio of outsourcing services including administrative (secretarial, clerical, graphics, desktop publishing, multimedia), corporate and general services (mail center management, courier management, shipping/receiving, records retention), document processing (imaging, personnel records management, electronic data interchange, accounts payable, data entry, invoicing), human resources (recruiting, interviewing, assessment and training) and call center services. Typical outsourcing arrangements have many of the following characteristics: the Company supplies and manages the staff, the agreement contains specific service productivity and quality measurements, extends a year or longer, covers a defined scope of work, and has a gainsharing agreement. Outsourcing services are generally performed by the Company's subsidiaries, Tascor Incorporated, CallTask Incorporated and NorCross Teleservices, Inc. In fiscal 1998, the Company's outsourcing revenues were $270.2 million, an increase of 8.3% over fiscal 1997, which had $249.6 million in outsourcing revenues.

Professional Services

     The Company's Professional Services group includes Norrell Information Services, Inc., a subsidiary of the Company, Norrell Financial Staffing, a division of the Company's Norrell Services, Inc. subsidiary, FSS International Limited, a United Kingdom financial and information technology company acquired during fiscal 1998, and IMCOR, Inc., an executive temporary and permanent placement firm acquired in 1997. The Company generated $228.7 million in revenues from its professional services offering in fiscal 1998, compared with $157.7 million in fiscal 1997, a 45.1% increase.

     Information technology services is one of the Company's newest products, built with a number of acquisitions over the last several years. Analytical Technologies, Inc. and ANATEC Canada, Inc. (collectively referred to as "ANATEC") and American Technical Resources, Inc. ("ATR") were acquired in fiscal 1996, and Comtex Information Systems, Inc. ("Comtex") was acquired in fiscal 1997. In fiscal 1998, the Company acquired two additional information technology companies in the United States: The Trattner Network Ltd. and W.E. Carson Associates, Inc. The Company made significant progress during fiscal 1998 in integrating these acquisitions into Norrell Information Services, which delivers full life-cycle solutions including technology consulting, project management, software development, documentation services, and education and training. Norrell Information Services also provides systems planning and development, systems integration, organizational consulting related to business transformation, and staff augmentation support, and provides contract employees from its national database of information technology professionals. Revenues from the Company's information technology services increased from $133.2 million in fiscal 1997 to $181.2 million in fiscal 1998, an increase of 36.1%.

     The Company's Norrell Financial Staffing division is led by staffing consultants who are experienced accounting and financial professionals with the ability to recruit, screen and hire financial specialists ranging from a chief financial officer to an accounting clerk.

     In August, 1998 the Company acquired FSS International Limited, a financial and information technology recruitment company located in the United Kingdom. FSS operates in three business groups: Professional Services, which focuses primarily upon permanent and contract recruitment of accounting and finance staff; Information Technology, which focuses primarily upon the search and selection of senior information technology staff; and International Search and Selection, which engages in executive searches for clients in the United

Kingdom, Europe, North America and emerging markets. FSS has three offices in the United Kingdom and offices in Sydney, Australia and South Africa and serves clients in numerous countries around the world.

     In October, 1997, the Company acquired IMCOR, Inc., an executive temporary and permanent placement firm based in Stamford, Connecticut. IMCOR recruits, screens and hires "portable" executives and places them in client organizations throughout the United States. IMCOR executives work as interim managers and project leaders in areas such as general management, finance, operations, information technology, manufacturing, marketing, human resources and strategic planning. IMCOR executives perform services on an as-needed basis or to allow the client to assess the executive's ability prior to making an offer to hire the executive.

QUALITY AND TECHNOLOGY

     The Company is dedicated to providing high quality services and believes it is an industry leader in its quality focus and technological approach including related measurement systems. In order to maintain a consistently high quality standard for all of its temporary and staffing employees, the Company uses automated systems to screen and evaluate potential employees, to make appropriate assignments, and to evaluate and review an employee's performance. The Company's quality system, Qualisys, is comprised of three major components:
(i) Exact Match(SM), a screening and placement process which matches the employee to the client's needs; (ii) B.O.S.S., its Branch Office Support System, an extensive database of client and personnel information; and (iii) I.R.I.S.
(SM), or Integrated Research Information System, by which the Company obtains direct client feedback and measures individual employee performance. These automated services enable the Company to provide staffing services quickly and efficiently, monitor client needs and utilization trends, measure the Company's service quality and evaluate and train its employees. This extensive, integrated and automated quality measurement and control system distinguishes the Company from its competitors. With its outsourcing clients, the Company also develops customized performance measurement benchmarks and systems for each client contract as requested. These standards and systems are designed with client input and take into account clients' quality needs and standards.

     In fiscal 1997 and 1998, the Company conducted a comprehensive review of its systems to assess their capability to meet long term business needs. During fiscal 1998, the Company made a substantial investment to enhance its systems. These enhancements are designed to support the substantial growth of the Company, provide better support for the Company's national accounts, and facilitate the integration of newly acquired companies. The Company is still in the process of implementing many of the changes to its systems resulting from this investment. The Company anticipates no disruption in business during implementation of its systems improvements.

     In a related effort, the Company has conducted a comprehensive review of its computer systems and has developed a comprehensive Year 2000 project plan which addresses both technological and embedded systems for all business units. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. If this issue is not addressed appropriately and in a timely manner, any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in a major system failure or miscalculations. The Company has designated a Year 2000 Core Team to lead efforts using a multi-phase approach. Both internal and external resources are being employed to identify, correct and test systems to achieve Year 2000 compliance. The Company is also reviewing the Year 2000 readiness of third parties which provide goods or services essential to the Company's operations. Based on current information, the Company believes that the Year 2000 problem will not have a material adverse effect on the Company, its business or its financial condition. There can, however, be no assurances that Year 2000 remediation by the Company or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Company, its business and its financial condition. For a more complete discussion of the Year 2000 issues and plans, please see "Year 2000 Issues" in
Item 7 (Management's Discussion and Analysis of Financial Condition and Result of Operations) in Part II of this Annual Report on Form 10-K.

ORGANIZATIONAL STRUCTURE

     As of the end of the fiscal year 1998, the Company provided its services through a network of 465 staffing services locations (which includes Company-owned and franchised locations), outsourcing locations, and professional services locations. The table below sets forth certain historical information concerning the number of Company locations:

                                                 As of the End of Fiscal Year
                                            1994    1995    1996    1997    1998
                                            ----    ----    ----    ----    ----
     Staffing Services Offices:
       Company-Owned Offices                 115     121     133     152     145
       Franchised Offices(1)                 107     119     133     134     138
     Outsourcing Locations(2)                 75      91     105     134     137
     Professional Services Offices(3)          2      21      30      48      45
                                            ----    ----    ----    ----    ----
     Total Company Offices and Locations     299     352     401     468     465
                                            ====    ====    ====    ====    ====


     During fiscal 1997, the Company focused upon aligning its organization to better support its vision as a strategic workforce management company. Through the efforts of multiple task-forces which analyzed many aspects of the Company's business approaches and methods, the Company reorganized to enhance the structure of its field organization, corporate resources and its methods of selling and supplying its services. While some of the changes resulting from this process were implemented during fiscal 1997, much of this realignment occurred in fiscal 1998. The organizational structure of the Company is described below.

Staffing Services

     Company-Owned Operations. The Company owns and operates staffing services offices in major markets in the United States, which are organized by function. The service delivery function is managed by an area or regional service manager, who in turn reports to either a divisional vice president of service delivery or the senior vice-president of service delivery in the Company headquarters. The sales function in each office is managed by a regional sales vice-president or a divisional sales vice-president. A senior vice-president of account development in the Company headquarters is responsible for the overall effectiveness of the field sales efforts. The Company provides training to field managers, sales representatives and operations personnel in the areas of sales and client development, recruitment and retention of staffing employees and the implementation of Norrell's marketing strategies.

     For its global and national accounts, the Company has dedicated sales and service teams who are primarily responsible for the sales and service delivery functions for their specified accounts. A number of the Company's global and national accounts have an account executive responsible for managing both the service delivery team and the sales team assigned to the account. The sales and service teams for national and global accounts work closely with sales and service in the field organization to provide enhanced services to these accounts.

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

     Franchised Operations. The Company operates franchised offices throughout the United States and in Canada and Puerto Rico. The Company developed its initial franchise strategy in the mid-1960s as an important element of its overall growth plans. Franchising provides the opportunity to enter targeted markets with substantially less capital than would be required to establish Company-owned offices. The Company's primary franchise target markets are cities with populations between 50,000 and 500,000 people. The Company also establishes franchised offices under its trade name Dynamic People to increase market penetration in major markets in which the Company may also operate Company-owned offices. Like the company-owned offices, the sales and service functions of the franchise offices are segregated at the management level. A manager of sales for a certain geographic area oversees sales efforts for the franchise offices, and a manager of service for a similar geographic area oversees the service delivery process.

-------------------------

(1) / Occasionally, the Company acquires a franchised office and operates it as a Company-owned office until it is refranchised. Such offices are included in franchised locations.

(2) / Outsourcing services are generally performed at the clients' facilities.

(3) / Most of the offices of Norrell Financial Staffing included in the number of Professional Services Offices share space with offices also listed above as Company-Owned Offices.

Outsourcing Operations

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

Professional Services Operations

     The Company maintains professional services offices in the principal markets it serves. Each location is managed by a financial or information technology professional responsible for its marketing strategies. During 1998, the Company continued its consolidation of its United States information technology operations into Norrell Information Services and organized Norrell Information Services into two divisions: the Norrell Information Services Technical Resources Division and the Norrell Information Services Consulting Division.

SALES AND MARKETING

     The Company has developed a sales and marketing strategy which is implemented through its Company-owned and franchised staffing services offices, its national account and global alliance organizations, its on-site and off-site outsourcing services locations, and its professional services locations. The Company executes this strategy on both a national and local level and in some cases on a global basis. Sales and service for national and global accounts is conducted by dedicated sales and service teams, managed from the Company's headquarters, with support from the field sales and service teams. Pursuing national and global account relationships is important to the Company's growth due to the consolidation of vendors by large national clients and due to the broad spectrum of services these customers desire. Local accounts are developed by the field sales organization, primarily through client referrals, community involvement and direct contacts with prospective clients. Contacts are made through sales representatives, telephone marketing calls and direct mail solicitation.

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

MAJOR CLIENTS

     The Company receives a material portion of its revenues from its largest clients. During fiscal 1997 and 1998, revenues generated by the Company from contracts with IBM equaled $171.9 million and $176.8 million, respectively, representing 13.2% and 12.5%, respectively, of the Company's consolidated revenues for such periods. During fiscal 1998, the Company received $36.5 million in revenues for services performed under a Management Services Agreement with IBM. The balance of the Company's IBM-related revenues are consolidated under multiple contracts with different purchasing units within IBM.

     No other client accounted for more than 10% of the Company's consolidated revenues for fiscal 1997 or 1998. However, the loss of, or a substantial reduction in the revenue provided by IBM could have a material adverse effect on the Company. Moreover, the Company's results of operations can be highly sensitive to changes in the business of its major clients and changes in its relationships with such clients.

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

     The largest competitors of the Company's temporary and staffing personnel offerings include Kelly Services, Inc., Manpower Inc., Adecco SA, AccuStaff, Inc., The Olsten Corporation and Interim Services. In addition, there are a number of other firms with annual sales in excess of $100 million, many of which are regional and/or emphasize specialized niches. There are also numerous local and single office firms which are able to compete on price because of their lower overhead structures. These firms are typically located in one city and some are able to compete effectively on that limited basis.

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

     Tascor's principal competitors for its outsourcing services are companies such as Pitney-Bowes, Inc., an equipment manufacturer which provides mailroom services; Xerox, an equipment manufacturer that provides reprographics services; Kelly Services, Manpower and other large staffing firms which are attempting to expand their services offerings; and Host Marriott Corporation, which is expanding beyond its traditional hospitality and food services operations in the area of facilities staffing.

     In the professional services industry, a large number of national companies provides information technology consulting services related to systems planning and development and business processes and transformation, including Andersen Consulting, IBM Global Services and Electronic Data Systems. Staff augmentation services in the information technology field are provided primarily by regional and local firms as well as some national firms. Competitive factors in the information technology industry include a proven track record in the marketplace, recruitment and retention of employees with the appropriate skills, development and implementation of effective methodologies, and process and business expertise.

PERSONNEL

     As of December 28, 1998, the Company employed approximately 9,500 associates and contract employees, which includes employees who perform services on outsourcing contracts. In addition, during fiscal 1998, the Company placed approximately 227,000 temporary and staffing personnel on assignments, including those operating out of franchised offices. The Company has no collective bargaining agreements with its employees. The Company believes that it has good relations with its employees.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Part I and Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report on Form 10-K contain forward-looking statements, including statements regarding, among other matters: (i) the Company's plans, intentions and expectations with respect to its future prospects, including its business and growth strategies and its relationships with its major clients; (ii) industry trends, competitive conditions and client preferences; (iii) expected capital expenditures to be made in the future, including investments in its computerized management information systems; (iv) the sufficiency of funds from operations and available borrowings to meet the Company's working capital and capital expenditure needs for fiscal 1999; (v) the Company's plans, beliefs and expectations with respect to changes which have been or will be made to its computerized management information systems, including modifications to its payroll and billing systems and other modifications to address Year 2000 issues; and (vi) resolution of pending litigation without material adverse effect on the Company. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from the Company's beliefs or expectations are the following: industry trends and trends in the general economy or in industries in which the Company's major clients operate; competitive factors in the markets in which the Company or its major clients operate; the loss or reduction of revenues generated by the Company's major clients; the variability of quarterly results and seasonality of the Company's business; the dependence on key personnel who have been hired or retained by the Company; changes in regulatory requirements which are applicable to the Company's business; the availability of strategic acquisitions or joint venture partners; and other factors referenced herein or from time to time in the Company's Securities and Exchange Commission reports.

ITEM 2.           PROPERTIES

     The Company leases approximately 203,000 square feet of the building which houses its office headquarters pursuant to lease agreements which expire between September 30, 1999 and June 30, 2007.

     At November 1, 1998, the Company was committed under operating leases for office facilities and certain equipment. Aggregate minimum rental requirements under these leases are as follows:

                           --------------------------------------
                               YEAR                    AMOUNT
                                                   (IN THOUSANDS)
                           --------------------------------------
                            1999                      $12,839
                           --------------------------------------
                            2000                       11,570
                           --------------------------------------
                            2001                       10,254
                           --------------------------------------
                            2002                        8,887
                           --------------------------------------
                            2003                        7,266
                           --------------------------------------
                           Thereafter                  19,269
                           --------------------------------------
                           TOTAL                      $70,085

ITEM 3.           LEGAL PROCEEDINGS

     The Company is, from time to time, a party to ordinary, routine litigation incidental to the Company's business. The Company believes that the ultimate resolution of all pending litigation will not have a material adverse effect on the Company's business or financial condition.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of fiscal 1998 to a vote of security holders.

ITEM 4A.          EXECUTIVE OFFICERS OF THE COMPANY

     The Company's executive officers are elected annually and serve at the discretion of the Board of Directors. Information concerning the executive officers, as of January 1, 1999, is provided below.


Name                             Age                       Position
----                             ---                       --------
C. Douglas Miller................57      Director; Chairman, Chief Executive Officer and President
J. Ernest Riddle.................57      Director; Chief Operating Officer, Norrell Corporation;
                                         President, Norrell Services, Inc.
Larry J. Bryan...................55      Director; Executive Vice President
Thomas A. Vadnais ...............51      Director; President, Global Alliance; President and Chief
                                         Operating Officer, Tascor Incorporated
Mark H. Hain.....................49      Senior Vice President, Secretary and General Counsel
Scott L. Colabuono...............50      Senior Vice President, Chief Financial Officer
Theresa G. Williams..............39      Senior Vice-President, Service Delivery
Ronald T. Self...................42      Senior Vice President, Sales and Marketing
Claude H. Denker, III............40      Senior Vice President, Customer Development, East
Scott S. Barth...................41      Senior Vice-President, Customer Development, West
Stanley E. Anderson..............45      President, Norrell Information Services, Technical Resources
                                         Division
Wayne M. Mincey..................41      President, Norrell Information Services, Consulting Division
Ted A. Jurkuta...................46      Senior Vice President and Chief Information Officer
Robert W. Grissom, Jr............41      Senior Vice President, Franchise Division, Norrell Services
Paul J. Seymour..................40      Vice President, Human Resources


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

     J. Ernest Riddle joined Norrell Corporation in March 1997 as Chief Operating Officer of Norrell Corporation and President of Norrell Services, Inc., and also serves as a member of the Company's Board of Directors. Prior to joining the Company, Mr. Riddle served as President of Ryder International for over a year, after serving as Senior Vice

President and Executive Vice President, Marketing and Sales, with Ryder Systems, Inc., since January 1993. Mr. Riddle was a Vice President, Marketing and Sales, for Xerox Corporation for ten years prior to joining Ryder Systems, Inc.

     Larry J. Bryan joined the Company in October 1985 and is an Executive Vice President of the Company. Prior to his current position, Mr. Bryan was Chief Financial Officer of the Company.

     Thomas A. Vadnais joined the Company on September 1, 1992 and is currently President, Global Alliance. Mr. Vadnais also serves as President and Chief Operating Officer of Tascor and is a member of the Board of Directors for the Company. He previously held the position of Vice-President, National Service Management. Prior to joining the Company, Mr. Vadnais was a Vice President of Operations for the national distribution division of International Business Machines Corporation, where he was employed for 24 years.

     Mark H. Hain is Senior Vice President, Secretary and General Counsel to the Company. Prior to his promotion to Senior Vice President in 1998, Mr. Hain was Vice President, Secretary and General Counsel to the Company, a position he held since March 1, 1988, when he joined the Company.

     Scott L. Colabuono joined the Company January, 1998 as Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Colabuono served from February, 1997 until December, 1997 as President of the Golf Center Business Division of Golden Bear Inc. From 1995 until joining Golden Bear, Inc., Mr. Colabuono was a Financial Consultant. From 1990 to 1995, Mr. Colabuono served as Senior Vice President - Worldwide Brand Strategy and Chief Financial Officer of Burger King Corporation, and from 1988 to 1990, Mr. Colabuono served as Senior Vice President - Financial Operations, Sprint Corporation and Executive Vice President and Chief Financial Officer for U. S. Sprint.

     Teresa G. Williams is Senior Vice President, Service Delivery, a position she has held since November, 1998. Prior to her current role, Ms. Williams served as Vice President, Customer Development for the East Division. Ms. Williams has been employed with the Company since March, 1984 and has previously held the positions of Division Vice President and General Manager of the Mid-Atlantic Division; Region Vice President; Region Manager; and Branch Manager.

     Ronald T. Self joined Norrell Services on August 31, 1990. He is currently Senior Vice President of Sales and Marketing. He has held the positions of Senior Vice President and General Manager, Metro Markets Division, Norrell Services; Vice President and General Manager, Central Division; and Vice President - Major Accounts, and Market Vice President. From 1986 to 1990, Mr. Self was employed by Coca-Cola U.S.A., Atlanta, Georgia, most recently as Southeast Area Manager.

     Claude H. Denker, III is currently Senior Vice-President of Customer Development for the Eastern Division. Prior to his current role, Mr. Denker served as Vice-President of National Accounts, the position he assumed when he joined the Company in August 1996.. Prior to joining the Company, Mr. Denker was employed by The Pillsbury Company, in the positions of Vice-President, Sales for the Southeastern Region and Vice-President, Strategic Account Initiatives.

     Scott S. Barth is Senior Vice-President, Customer Development, West Division and has served in that capacity since he joined the Company in April, 1998. Prior to joining the Company, Mr. Barth was employed by The Pillsbury Company, where he was Vice President, Sales. Prior to his employment with The Pillsbury Company, Mr. Barth was employed by Pepsi Cola Company as Vice President, Rocky Mountains.

     Stanley E. Anderson has been employed by Norrell Services since 1981. He is currently President of Norrell Information Services, Technical Resources Division. Prior to his current position, Mr. Anderson served as President, Southeast Division, Norrell Information Services. Previously, he held the positions of Senior Vice President of Business Development; Vice President and General Manager, Southeast Division; Vice President and General Manager, East Division; Vice President of Franchise Development; Regional Manager; Branch Manager; and Sales Training Manager.

     Wayne M. Mincey is President, Norrell Information Services Consulting Division, a position he assumed in August, 1998. Prior to his current role, Mr. Mincey was Vice President, Strategic Planning, a position he held since September 1997 when he joined the Company. Prior to joining the Company, Mr. Mincey served as Vice President, Operations for Ryder TRS, Inc. Mr. Mincey also served as Vice President - Eastern Area U.S., and Vice President - Development and Operations for Ryder Consumer Truck Rental, Inc. Prior to joining the truck rental division, Mr. Mincey served as Group Director - Business and Financial Planning for the Vehicle Leasing and Services Division of Ryder Systems, Inc., and also as Chief Financial Officer - European Operations of Ryder Truck Rental, Ltd.

     Ted A. Jurkuta is Senior Vice President and Chief Information Officer for the Company, a position he assumed in January, 1998. Prior to his role with the Company, Mr. Jurkuta served as Senior Vice President, Global Information Management for American Airlines/The SABRE Group. From 1995 to 1996, Mr. Jurkuta held the position of Senior Vice President, SABRE Architecture for American Airlines/The SABRE Group, and from 1992 to 1995, Mr. Jurkuta served as Senior Vice President, Data Center Services, Vice President, SABRE Group; and Managing Director, SABRE Decision Technology for American Airlines/The SABRE Group. Prior to his association with American Airlines/The SABRE Group in 1979, Mr. Jurkuta was associated with Delta Airlines.

     Robert W. Grissom, Jr. is currently Senior Vice President, Franchise Division. Prior to his current role, Mr. Grissom served as Vice President, Marketing. Mr. Grissom has also held the positions of Vice President, New Market Development; Region Vice President, Franchise Division; and Region Manager, Franchise Division.

     Paul J. Seymour is presently Vice President, Human Resources for Norrell Corporation and has served in that capacity since April 1998. Prior to that time, he was Vice President of Sales Resource Center and Training in the Company's Sales and Marketing organization. Mr. Seymour joined the Company in 1992 as Region Vice President, Norrell Services. Prior to joining the Company, Mr. Seymour worked with American Hospital Supply/Baxter Healthcare.

                                    PART II


ITEM 5            MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

     The Company's stock trades on the New York Stock Exchange under the symbol NRL. The following table sets forth the quarterly sales price for the Company's stock for the last two fiscal years.

                              HIGH/LOW STOCK PRICE


                                            HIGH             LOW
                                         ---------        ---------
            First Quarter, 1997          $29 7/8          $22

            Second Quarter, 1997         $28 7/8          $22 1/2

            Third Quarter, 1997          $35 1/4          $24 3/4

            Fourth Quarter, 1997         $35 15/16        $27 5/8

            First Quarter, 1998          $32 3/4          $15 13/16

            Second Quarter, 1998         $24 3/4          $20 3/16

            Third Quarter, 1998          $22 13/16        $18 1/2

            Fourth Quarter, 1998         $19 1/4          $11 1/8


     At December 28, 1998 there were 311 shareholders of record.

     The Company declared a dividend of $.04 per share on its Common Stock in December, 1996, March, 1997, June, 1997, September, 1997, December, 1997, March, 1998, June, 1998 and September, 1998 and December, 1998. The Company's loan agreement restricts the amount available for the payment of dividends to not more than 40% of the Company's cumulative net income since November 1, 1993.

ITEM 6.           SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The following Selected Consolidated Financial Data with respect to the Company's consolidated statements of income for the years ended November 1, 1998, November 2, 1997 and October 27, 1996 and with respect to the Company's consolidated balance sheets as of November 1, 1998 and November 2, 1997, have been derived from the Company's Consolidated Financial Statements for such years which have been audited by Arthur Andersen LLP, and are included elsewhere herein. The Selected Consolidated Financial Data with respect to the Company's consolidated statements of income for the years ended October 29, 1995 and October 30, 1994, and with respect to the Company's consolidated balance sheets as of October 27, 1996, October 29, 1995 and October 30, 1994, have been derived from the Company's Consolidated Financial Statements for such years which have been audited by Arthur Andersen LLP. The following data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                         Fiscal Years
                                                                            (In thousands, except per share amounts)

                                                            November 1,    November 2,   October 27,   October 29,     October 30,
                                                               1998         1997 (1)         1996         1995             1994
                                                           ------------   ------------   -----------   -----------   -------------
INCOME STATEMENT DATA:
   Revenues                                                $  1,410,518   $  1,300,039   $ 1,013,877   $   842,360   $     701,921
   Cost of services                                           1,091,985      1,014,048       795,013       656,517         543,330
                                                           ------------   ------------   -----------   -----------   -------------
   Gross profit                                                 318,533        285,991       218,864       185,843         158,591
   Operating expenses                                           237,007        209,499       169,206       149,745         128,919
   Depreciation and amortization                                 13,339         10,365         5,904         4,261           4,677
   Year 2000 Remediation                                          3,876             --            --            --              --
   Non-recurring charges                                             --         17,700            --            --              --
                                                           ------------   ------------   -----------   -----------   -------------
       Income from operations                                    64,311         48,427        43,754        31,837          24,995
                                                           ------------   ------------   -----------   -----------   -------------
   Other income (expense)
       Recovery of preferred
         stock investment                                            --             --            --            --           5,000
       Interest expense                                          (5,102)        (6,989)       (1,200)         (365)         (1,956)
       Other expense                                               (332)        (1,986)       (1,485)       (1,628)           (408)
                                                           ------------   ------------   -----------   -----------   -------------
                                                                 (5,434)        (8,975)       (2,685)       (1,993)          2,636
                                                           ------------   ------------   -----------   -----------   -------------

    Income from continuing
       operations before income taxes                            58,877         39,452        41,069        29,844          27,631
    Income taxes                                                 22,078         14,994        15,812        12,518          11,827
                                                           ------------   ------------   -----------   -----------   -------------
    Income from continuing operations                            36,799         24,458        25,257        17,326          15,804

   Discontinued operations:
       (Loss) gain on disposal, net                                  --             --            --          (348)             --
   Cumulative effect of change in
       accounting principle                                          --             --            --            --           3,414
                                                           ------------   ------------   -----------   -----------   -------------
   Net income                                              $     36,799   $     24,458   $    25,257   $    16,978   $      19,218
                                                           ============   ============   ===========   ===========   =============
   Earnings from continuing operations:
       Per basic share                                     $       1.35   $       0.99   $      1.08   $      0.75   $        0.73
       Per diluted share                                   $       1.29   $       0.91   $      1.00   $      0.71   $        0.69

   Net income
       Per basic share                                     $       1.35   $       0.99   $      1.08   $      0.74   $        0.89
       Per diluted share                                   $       1.29   $       0.91   $      1.00   $      0.70   $        0.84

   Shares used in computing basic earnings per share             27,205         24,660        23,408        23,040          21,714
   Shares used in computing diluted earnings per share           28,440         26,747        25,344        24,357          22,782

CONSOLIDATED BALANCE SHEET DATA:
   Current assets                                          $    241,760   $    237,879   $   167,388    $  138,495   $     111,735
   Working capital                                              104,134        113,314        64,590        55,492          46,952
   Total assets                                                 509,284        438,844       263,231       182,024         153,243
   Long-term debt                                                92,510         60,129        23,316         2,057             386
   Shareholders' equity                                         230,299        207,206        98,032        72,934          67,266

(1) Fiscal year included 53 weeks. All other fiscal years included 52 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this Form 10-K.

RECENT DEVELOPMENTS

     ACQUISITIONS

     In order to enhance coverage of the Houston, Texas market area, on December 1, 1997, the Company acquired the assets and certain liabilities of M. David Lowe Staffing Services, Inc. ("MD Lowe"). MD Lowe is a Houston, Texas based provider of staffing and permanent placement services. Approximately 85% of the company's business is the staffing of administrative and professional positions on a short- to long-term basis. The balance of the business is the permanent placement of accounting, administrative and information technology professionals. MD Lowe operates three locations in the Houston, Texas area.

     The Company has centralized the management, sales and technical expertise in its call center service offering through the acquisition of its partners' interests in two call center service joint ventures. On June 15, 1998, the Company acquired 100% ownership of CallTask, Inc. ("CallTask") by purchasing the 49% interest owned by its joint venture partner, Harvard Teleservicing, L.L.C. CallTask operates call centers in Victoria, Texas, Goliad, Texas and Yuma, Arizona. On November 1, 1998, the Company acquired 100% ownership of NorCross Teleservices, Inc. ("NorCross") by purchasing the 49% interest owned by its joint venture partner, Cross Country Group, L.L.C. NorCross is a call center engineering and management company that provides customized call center operations.

     During 1998, the Company strengthened its Professional Services through three strategic acquisitions of information technology companies. On March 31, 1998, the Company acquired the assets and certain liabilities of The Trattner Network Ltd. ("Trattner"), a privately held information technology company based in Los Altos, California. Trattner has approximately 300 consultants on assignment and operates through additional offices in San Francisco, Larkspur, Walnut Creek and Sacramento, California. On July 11, 1998, the Company acquired the assets and certain liabilities of W.E. Carson Associates, Inc. ("Carson"), a privately held information technology consulting firm based in Atlanta, Georgia. Carson provides information technology services including systems analysis, programming, testing and technical writing. On August 12, 1998, the Company acquired all of the stock of FSS International Limited ("FSS"), a London based financial and information technology ("IT") recruitment and international search and selection business. FSS operates in three business groups: Professional Services, primarily permanent and contract recruitment of accounting and finance staff; Information Technology, primarily search and selection for senior IT staff and contract staffing; and International Search and Selection, primarily retained executive search for clients in the United Kingdom, Europe, North America and emerging markets. In addition to its London head office and two offices in the United Kingdom, FSS has an office in Sydney, Australia and an office in South Africa and associates serving clients in 18 countries around the world.

     STOCK REPURCHASE

     During the fourth quarter of 1998, the Board of Directors authorized the Company to purchase up to 15% or 3,750,000 shares of the Company's common stock. The Company purchased 1,261,000 shares of its common stock for an aggregate price of $16.7 million during its fourth fiscal quarter. The periodic purchases were made in the open market and were financed through the Company's debt facilities and normal operating cash flow. Any additional periodic purchases will either take place in the open market or in privately negotiated transactions.

GENERAL

     The Company is organized into three service groups: Staffing Services, which provides temporary administrative, teleservices and light industrial staffing; Professional Services, which provides information technology, accounting staffing and interim executive staffing; and Outsourcing Services, which provides administrative services, call center services and human resource services through contracts in which the Company assumes responsibility for the results of a client process. The Company's customers are businesses, professional and service organizations, and government agencies primarily in the United States, Canada, United Kingdom, Europe, Australia, South Africa and 18 other countries around the world.

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

     The fiscal year ended November 1, 1998 is referred to as "1998", the fiscal year ended November 2, 1997 is referred to as "1997" and the fiscal year ended October 27, 1996 is referred to as "1996".

RESULTS OF OPERATIONS

     The following table sets forth certain statement of income items as a percentage of revenues for 1998, 1997 and 1996:

                                                           1998             1997 (1)        1996
------------------------------------------------------------------------------------------------------
Revenues                                                  100.0%           100.0%          100.0%
Cost of services                                           77.4             78.0            78.4
------------------------------------------------------------------------------------------------------
     Gross profit                                          22.6             22.0            21.6
Operating expenses                                         16.8             16.1            16.7
Year 2000 remediation                                       0.3               --              --
Depreciation and amortization                               0.9              0.8             0.6
Non-recurring charges                                        --              1.4              --
------------------------------------------------------------------------------------------------------
     Income from operations                                 4.6              3.7             4.3
Interest expense                                           (0.4)            (0.5)           (0.1)
Other expense                                                --             (0.2)           (0.1)
------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes       4.2              3.0             4.1

Income tax expense                                          1.6              1.1             1.6
------------------------------------------------------------------------------------------------------
Net income                                                  2.6              1.9             2.5
------------------------------------------------------------------------------------------------------

(1) Fiscal year included 53 weeks.

     The Company operates on a 52 - 53 week fiscal calendar. A 53rd week occurs in one of every 5 or 6 fiscal years depending on the timing of leap years. The 1997 fiscal year included 53 weeks compared to 52 weeks for the 1998 and 1996 fiscal years. For comparative purposes, financial results included in the following table exclude the 53rd week and non-recurring charges from fiscal 1997 and the Year 2000 remediation costs from fiscal 1998.

                                                                           Adjusted      Adjusted
                                                                           1998 (1)      1997 (2)        1996
-----------------------------------------------------------------------------------------------------------------
(In thousands)

Revenues                                                                 $1,410,518    $1,275,051   $1,013,877
Cost of services                                                          1,091,985       994,279      795,013
-----------------------------------------------------------------------------------------------------------------
     Gross profit                                                           318,533       280,772      218,864
Operating expenses                                                          237,007       206,526      169,206
Depreciation and amortization                                                13,339        10,365        5,904
-----------------------------------------------------------------------------------------------------------------
     Income from operations                                                  68,187        63,881       43,754
Interest expense                                                             (5,102)       (6,960)      (1,200)
Other expense                                                                  (332)       (1,897)      (1,485)
-----------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                        62,753        55,024       41,069
Income tax expense                                                           23,532        20,911       15,812
-----------------------------------------------------------------------------------------------------------------
Net income                                                               $   39,221    $   34,113   $   25,257
-----------------------------------------------------------------------------------------------------------------

Diluted earnings per common share                                        $     1.38    $     1.28   $     1.00
-----------------------------------------------------------------------------------------------------------------


(1) Excludes the impact of Year 2000 remediation costs.
(2) Excludes the impact of the 53rd week and non-recurring charges.

YEAR ENDED NOVEMBER 1, 1998 COMPARED TO YEAR ENDED NOVEMBER 2, 1997

     Revenues increased 8.5%, or $110.5 million, to $1.4 billion in 1998. If revenues for the 53rd week were excluded, revenues would have increased 10.6% or $135.5 million. Revenue mix has shifted in 1998, with a decline in Staffing Services and a corresponding increase in Professional Services revenue. Revenue by business group is as follows:



Business Group                   1998 % of  Consolidated Revenue      1997 % of Consolidated Revenue (1)
------------------------------------------------------------------------------------------------------------
Staffing Services                             64.6%                                   68.1%
Outsourcing Services                          19.2%                                   19.6%
Professional Services                         16.2%                                   12.3%
------------------------------------------------------------------------------------------------------------
  Total                                      100.0%                                  100.0%
------------------------------------------------------------------------------------------------------------


(1) Excludes the impact of the 53rd week.

     Staffing Services revenues grew 2.8% to $911.6 million. Staffing Services volume, as measured by hours that staffing employees worked, increased 0.2% and rates rose 4.5% compared to increases of 14.7% and 3.1%, respectively, for the 1997 period. Staffing Services volume growth was impacted primarily by three factors, (1) difficulty in recruiting large volumes of employees due to tight labor markets, (2) temporary sales coverage challenges resulting from the substantially complete organizational realignment, and (3) the prior year impact of a major call center staffing project which was completed in 1997. The Company has recently implemented specific activities to enhance its recruiting function and augment its sales and service delivery functions via a central management focus and target market area coverage. Staffing Services includes the results of MD Lowe which was acquired in December 1997. Outsourcing Services revenues grew 6.2% to $270.2 million. Outsourcing Services revenues from customers other than IBM increased 6.4% or $6.0 million from 1997, while revenues from IBM increased $9.7 million or 6.0%. Professional Services revenues were $228.7 million in 1998 compared to $159.0 million in 1997, a 43.8% increase. The Company strengthened its Professional Services Group through the acquisitions of Comtex Information Systems, Inc. ("Comtex") in January 1997, IMCOR, Inc. ("IMCOR") in October 1997, Trattner in March 1998, Carson in July 1998 and FSS in August 1998. If revenues for the 53rd week were excluded from 1997, consolidated 1998 revenues would have increased $135.5 million or 10.6% over 1997 revenues. Staffing Services, Outsourcing Services and Professional Services revenues would have grown $43.8 million, $20.6 million and $71.0 million and 5.0%, 8.3% and 45.1%, respectively.

     Gross profit increased 11.4%, or $32.5 million, to $318.5 million in 1998. Gross margin (gross profit as a percent of revenues) increased from 22.0% in the 1997 period to 22.6% in the 1998 period. Consolidated gross margin improvement resulted primarily from the business mix shift to the higher margin Professional Services business group. Staffing Services gross margin decreased slightly from 21.4% in 1997 to 21.2% in 1998. Staffing Services includes the results of MD Lowe which was acquired in December 1997. Outsourcing Services gross margin remained relatively flat at 18.3% in 1997 and 18.2% in 1998. Professional Services gross margin increased from 31.4% in the 1997 period to 33.2% in the 1998 period. Margins increased as a result of adding higher margin information technology consulting services and high end financial staffing services. These additions included the acquisitions of Comtex, IMCOR, Trattner, Carson and FSS. If gross profit for the 53rd week was excluded for 1997, consolidated gross profit would have increased $37.8 million. Staffing Services, Outsourcing Services and Professional Services gross profit would have increased $8.1 million, $3.3 million, and $26.4 million, respectively.

     Operating expenses increased 13.1%, or $27.5 million, primarily as a result of the incremental operating costs associated with the acquisitions of Comtex, IMCOR, MD Lowe, Trattner, Carson and FSS. The Company also added costs in the 1998 period to support organic growth and to provide increased client support. During the 1998 period, the Financial Accounting Standards Board Emerging Issues Task Force issued an accounting clarification stating that companies need to expense as incurred costs associated with business process reengineering. The Company incurred $1.2 million of incremental costs for business process reengineering work. Operating expenses, as a percentage of revenues, increased from 16.1% in the 1997 period to 16.8% in the 1998 period. The Company incurred costs of $3.9 million in the 1998 period related to the Year 2000 remediation project (see "Year 2000 Issues" below). Depreciation and amortization expense increased $3.0 million, or 28.7%, from the 1997 period due to increased investment in desktop computers to support management information and field operating systems, MIS development and goodwill from acquisitions. If 1997 operating expenses associated with the 53rd week were excluded, operating expenses would have increased $30.5 million or 14.8%.

     Interest expense decreased from $7.0 million in the 1997 period to $5.1 million in the 1998 period. This decrease resulted from the net effect of the proceeds from the Company's July 28, 1997 stock offering and positive operating cash flow in the 1998 period reduced by borrowings to fund the acquisitions discussed above. See "Liquidity and Capital Resources" below.

     Other expense decreased from $2.0 million in the 1997 period to $332,000 in the 1998 period. The 1997 period expense included the Company's share of losses from its 50% ownership in a joint venture formed in October 1995 to provide administrative outsourcing for health care facilities. This joint venture was terminated in the fiscal fourth quarter of 1997.

     The effective income tax rate declined from 38.0% in 1997 to 37.5% in 1998 as a result of proportionately lower non-deductible goodwill in the 1998 period and reduced state income taxes.

     Net income rose from $24.5 million in 1997 to $36.8 million in 1998, a 50.5% increase. Diluted earnings per share increased to $1.29 in 1998 from $0.91 in 1997. Year 2000 remediation expense totaled $3.9 million in 1998. If these costs had been excluded from the 1998 period, the net income and diluted earnings per share would have been $39.2 million and $1.38, respectively. The 1997 net income included 53rd week revenues and costs and non-recurring charges. Excluding the impact of the 53rd week and the non-recurring charges, the 1997 period net income and diluted earnings per share would have been $34.1 million and 1.28, respectively. The increase in net income and diluted earnings per share from 1997 to 1998 would have been $ 5.1 million and $ 0.10, respectively.

YEAR ENDED NOVEMBER 2, 1997 COMPARED TO YEAR ENDED OCTOBER 27, 1996

     Revenues increased 28.2%, or $286.2 million to $1.3 billion in 1997. If revenues for the 53rd week were excluded, revenues would have increased 25.8% or $261.2 million. Revenue by business group is as follows:


Business Group                          1997 % of  Consolidated Revenue (1)      1996 % of Consolidated Revenue
-------------------------------------------------------------------------------------------------------------------
Staffing Services                                     68.1%                                  72.6%
Outsourcing Services                                  19.6%                                  21.0%
Professional Services                                 12.3%                                   6.4%
-------------------------------------------------------------------------------------------------------------------
  Total                                              100.0%                                 100.0%
-------------------------------------------------------------------------------------------------------------------

(1) Excludes the impact of the 53rd week.

     Staffing Services revenues grew 20.4% to $886.5 million. Staffing Services volume, as measured by hours that staffing employees worked, increased 14.7% and rates rose 3.1% compared to a volume increase of 13.1% and a rate increase of 5.0% for 1996. Outsourcing Services revenues grew 19.8% to $254.5 million. Outsourcing Services revenues from customers other than IBM increased $28.9 million from 1996 to $93.6 million. Included in Outsourcing Services revenues was the recognition of $1.9 million and $2.2 million in 1997 and 1996, respectively, of deferred gain from the return in January 1995 of Company stock held by IBM. Professional Services revenues were $159.0 million in 1997 compared to $65.1 million in 1996, a 142.2% increase. The Company added to its Professional Services Group through the acquisitions of Analytical Technologies, Inc. and ANATEC Canada, Inc. (collectively "ANATEC") in July 1996, American Technical Resources, Inc. ("ATR") in August 1996, Accounting Resources, Inc. ("ARI") in November 1996 and Comtex in January 1997. The accompanying financial statements include the results of operations of Comtex, ANATEC, ARI and IMCOR from the acquisition dates. ATR was accounted for as a pooling of interests and, accordingly, the accompanying financial statements include the results of ATR for all periods presented. If revenues for the 53rd week were excluded, consolidated 1997 revenues would have increased $261.2 million or 25.8%. Staffing Services, Outsourcing Services and Professional Services revenues would have grown $131.5 million, $37.1 million and $92.6 million and 17.9%, 17.5% and 142.2%, respectively.

     Gross profit increased 30.7%, or $67.1 million, to $286.0 million in 1997. Gross margin (gross profit as a percent of revenues) increased from 21.6% in 1996 to 22.0% in 1997. Staffing Services gross margin decreased from 22.1% in 1996 to 21.4% in 1997. The decline was due to volume increases in certain lower margin accounts. Outsourcing Services gross margin increased from 18.1% in 1996 to 18.3% in 1997. Professional Services gross margin increased from 27.6% in 1996 to 31.4% in 1997 due principally to the acquisition of Comtex. Professional Services gross profit also included the results of ANATEC, ARI and IMCOR from the acquisition dates; and ATR for all periods presented. If gross profit for the 53rd week was excluded, consolidated gross profit would have increased $61.9 million. Staffing Services, Outsourcing Services and Professional Services gross profit would have increased $22.7 million, $7.5 million, and $31.7 million, respectively.

     Operating expenses increased 23.8%, or $40.3 million. The operating expense increase included $5.0 million of higher franchise commissions associated with increased franchise revenues, $26.5 million of increased personnel and personnel related costs associated with internal growth, and $6.0 million of increased costs associated with the Comtex, ARI, IMCOR, ANATEC and ATR acquisitions. If operating expenses associated with the 53rd week were excluded, operating expenses would have increased $37.3 million or 22.1%. Depreciation and amortization expense increased 75.6% or $4.5 million due to increased investment in management information systems and amortization of goodwill from acquisitions.

     Interest expense increased from $1.2 million in 1996 to $7.0 million in 1997 as a result of borrowings to fund the acquisitions discussed above; spending on MIS development; additions to property and equipment; and the increased cost associated with carrying a higher trade accounts receivable balance (see Liquidity and Capital Resources), net of the proceeds from the Company's July 28, 1997 stock offering.

     Other expense increased from $1.5 million in 1996 to $2.0 million in 1997. Included in other expense is the Company's share of losses from its 50% ownership in a joint venture formed in October 1995 to provide administrative outsourcing for health care facilities. The losses totaled $2.0 million in 1997 and $830,000 in 1996. The termination of this business is discussed above.

     The effective income tax rate declined from 38.5% in 1996 to 38.0% in 1997 primarily as a result of the deductibility of non-qualified stock option exercises in 1997.

     Diluted earnings per share declined to $ 0.91 in 1997 from $1.00 in 1996. Excluding the impact of the 53rd week and the 1997 non-recurring charges, 1997 diluted earnings per share would have been $1.28, a 28.0% increase over 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's short-term liquidity depends primarily upon its level of net income, accounts receivable, accounts payable and accrued expenses. The nature of the Company's business requires payment of wages to its temporary personnel on a weekly basis and to its other employees on a bi-weekly basis while payments from its clients are received on average 30 to 60 days after billing. As a result of this timing difference, the Company's working capital requirements increase proportionately with its revenue increases. The Company has no binding commitments for capital expenditures during the next fiscal year.

     With the assistance of outside consultants, the Company has completed an information systems plan to address the Company's long-term business needs. The plan includes three major initiatives: 1) Development of a new weekly payroll system which will enhance capacity, flexibility and speed to support anticipated volumes, 2) Replacement of the highly customized billing system with a version more closely resembling the vendor delivered software in order to reduce cost and improve efficiency of applying vendor upgrades through business process improvements, and 3) Continue the roll out of the improved branch office order entry system. Anticipated capital spending for the payroll and branch office systems projects during fiscal 1999 is in the range of $9 million to $12 million. The new weekly payroll system is expected to be complete in the first fiscal quarter of 1999. The branch office order entry system will be implemented in a phased roll out approach and is expected to be complete in the third fiscal quarter of 1999. The remaining costs related to the billing system replacement will be absorbed in operating expenses and are not expected to significantly impact the Company's normal operating costs as a percentage of revenue.

     See Note 11 of Notes to Consolidated Financial Statements regarding commitments under the Company's headquarters office building lease and information systems contract. The Company's primary sources of liquidity are operating cash flows and credit facilities totaling $220.0 million. See Note 6 of Notes to Consolidated Financial Statements.

     Cash provided by operations was $63.0 million in 1998 compared to cash used of $1.4 million in 1997. The 1998 period included a decrease of $9.6 million in trade accounts receivable compared to an increase of $60.7 million in 1997. The 1998 decrease was due principally to a decline in days sales outstanding. During the 1998 period, cash provided by operating activities was partially offset by a decrease in accounts payable and accrued expenses (a decrease in cash) of $2.4 million compared to an increase of $10.5 million in 1997. The change year over year was the result of timing of payroll and other operating expense payments.

     Investing activities used cash of $87.9 million in 1998 compared to cash used of $121.0 million in 1997. The purchases of MD Lowe in December 1997, Trattner in March 1998, CallTask in June 1998, Carson in July 1998 and FSS in August 1998 along with the contractual payments related to the Comtex and Orlando franchise acquisitions resulted in cash uses of $66.7 million in 1998. The October 1997 purchases of IMCOR and the Orlando franchise, the January 1997 purchase of Comtex, the November 1996 purchase of ARI and the final payment associated with the July 1996 acquisition of ANATEC resulted in cash uses of $87.7 million in 1997. The investing activities for 1998 and 1997 included MIS development costs of $6.9 million and $17.7 million, respectively.

     Financing activities provided cash of $28.0 million in 1998 compared to $120.2 million in 1997. Net proceeds from the issuance of long-term debt provided cash in 1998 of $43.7 million compared to cash provided of $39.9 million in 1997. The 1998 debt included the funding of the 1998 acquisitions discussed above. Cash used in 1998 for the acquisition of treasury stock totaled $17.2 million, which includes the $16.7 million stock repurchase discussed above, compared to a use of $520,000 in 1997. The 1997 period cash provided from financing activities included the receipt of proceeds from the July 28,1997 stock offering of $76.1 million.

     The Company's long-term liquidity is also dependent upon cash flows from operations and borrowing under its credit facilities. The Company has historically been able to obtain debt financing adequate to fund its operations. As described in Note 6 to the Notes to Consolidated Financial Statements, the Company has an unsecured revolving credit facility of $150.0 million which extends until September 30, 2001, and $70.0 million of unsecured bank lines of credit. Management believes the Company's relationships with its lenders are good and that it will be able to obtain any required financing upon maturity of its existing credit facilities.

     The Company has no long-term commitments other than those described in
Note 11 to the Notes to Consolidated Financial Statements and contingent payments related to certain acquisitions. In addition to the initial cash purchase price paid at closing for the IMCOR, Trattner, Orlando Franchise, Comtex and FSS acquisitions, the sellers have the right to receive contingent payments based on their achieving a specified level of earnings, with final payment dates between December 1998 and July 2001. The Company does not expect these contingent payments to have a material impact on its operations.

     The Company believes that funds provided from operations and available borrowings under its credit facilities will be sufficient to meet its needs for working capital and capital expenditures at least through the end of the coming fiscal year.

NON-RECURRING CHARGES

     During the fourth quarter of 1997, the Company recorded a non-cash, accounting charge of $17.7 million, before tax, of which, $15.0 million was related to the impairment of certain MIS development costs. The MIS development cost write-down resulted from an examination of the Company's payroll and billing systems. Based on a review made in conjunction with outside consultants, the system architecture of the weekly payroll system lacked the required capacity, flexibility and speed to support volumes anticipated over the next five years. Additionally, as a consequence of billing system customizations required to meet the Company's customer and financial reporting requirements, and the resulting difficulty and cost to upgrade the billing system, the system must be replaced versus upgraded. See "Liquidity and Capital Resources" above for a discussion of the Company's information systems plan to address its long-term business needs. In the interim, the Company expects no disruption in normal business. The recognition of this impairment was in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The remaining $2.7 million charge resulted from the termination of two businesses that did not meet the Company's expectations: a joint venture formed in October 1994 of which the Company has a 50% interest and a Staffing Services business acquired in April 1994 which provided executive training. This charge was equal to the Company's investment in the joint venture, the acquired goodwill in the Staffing Services business, and estimated costs to terminate operations of each business.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Standard No. 130, "Reporting Comprehensive Income," and Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." These standards are effective for fiscal years beginning after December 15, 1997. See Note 1 of Notes to Consolidated Financial Statements where these Statements are discussed.

     In February 1998, the FASB issued Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement is effective for fiscal years beginning after December 15, 1997. See Note 1 of Notes to Consolidated Financial Statements where this Statement is discussed.

     In June 1998, the FASB issued Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for fiscal years beginning after June 15, 1999. See Note 1 of Notes to Consolidated Financial Statements where this Statement is discussed.

INFLATION

     The effects of inflation were not significant to the Company's operations during 1998, 1997, or 1996.

YEAR 2000 ISSUES

     BACKGROUND

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. If not corrected, many computer applications could fail or create erroneous results.

     STATE OF READINESS

     The Company has developed a comprehensive Year 2000 project plan which addresses both technological and non-IT systems, including embedded systems for all business units. The Company has designated a Year 2000 Core Team to lead efforts using a multi-phase approach. Both internal and external resources are being employed to identify, correct and test systems to achieve Year 2000 compliance. The Company is also reviewing the Year 2000 readiness of third parties which provide goods or services essential to the Company's operations.

     The plan consists of seven phases. The initial phases, Awareness, Inventory and Assessment are well underway and nearing completion, with the exception of the Awareness aspects which continue through the life of the project. The Strategy phase, which defines the remediation strategy, is underway and is projected to be completed during the Company's first fiscal quarter of 1999. The Remediation phase, which implements strategies to resolve non-compliant date processes has begun and will continue as each product, service or process has an identified strategy, and is projected to be completed in the Company's second and third fiscal quarters of 1999. The Testing phase spans the project and is anticipated to include up to 60% of the total effort to achieve Year 2000 readiness. Testing has begun and mission critical system testing is expected to be completed by the end of June 1999. The Deployment phase includes the installation of compliant mission critical hardware and software components into the production environment. This phase includes training to the end-user community and will commence after each product, service or process solution has been thoroughly tested and accepted by the business user. With regard to third parties, the Company is communicating with key customers, suppliers and other business partners to establish and monitor their levels of Year 2000 preparedness. Our Year 2000 plan is subject to modification and may be revised periodically as further information is developed. The Company currently believes that its plan will be completed in all critical respects without any material adverse effects on the Company.

     ESTIMATED COSTS

     Cost estimates are expected to be in the range of $18 million to $25 million of which approximately $3.9 million has been incurred and expensed. Cost estimates are continually being reviewed and adjusted, if appropriate. The Company expects the majority of these costs to be incurred in fiscal 1999. The Company believes a portion of the Company's Year 2000 costs will be funded by the reallocation of existing resources and thus not all Year 2000 costs are expected to be incremental. The Company's Year 2000 project costs are not expected to have a material impact on its liquidity or capital resources.

     The actual costs to be incurred by the Company will depend on a number of factors which cannot be accurately predicted, including the extent and difficulty of the remediation and other work to be done, the availability and cost of resources needed to complete tasks and the extent of testing required to demonstrate Year 2000 compliance.

     RISKS OF THE COMPANY'S YEAR 2000 ISSUES

     Based on current information, the Company believes that the Year 2000 problem will not have a material adverse effect on the Company, its business or its financial condition. There can, however, be no assurances that Year 2000 remediation by the Company or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Company, its business and its financial condition. The Company cannot predict the actual effects to it of the Year 2000 problem, which depends on numerous uncertainties such as: (i) the factors listed above under Estimated Costs; (ii) whether significant third parties properly and timely address the Year 2000 issue; (iii) whether broad-based or systemic economic failures may occur, and the severity and duration of such failures of general transportation systems, loss of utility and/or telecommunications services, and errors or failures in financial transactions or payment processing systems; and (iv) whether the Company becomes the subject of litigation or other proceedings regarding any Year 2000-related events and the outcome of any such litigation or proceedings.

     At this time, the most reasonably likely worst case scenario would be the failure of the Company's systems and/or those of its third party suppliers. While this would seem to be an unlikely scenario, such a failure could result in a significant temporary adverse impact to the Company's operations, including interruption or suspension of operations.

     YEAR 2000 CONTINGENCY PLANS

     The Company is reviewing existing contingency plans for potential modification to address specific Year 2000 issues. The Company's key operational systems, which include, but are not limited to payroll, billing, and accounts receivable, are also being reviewed and strengthened to address business continuity requirements. Business continuity plans will include the development of back-up processes that would be implemented in the event of system failures, for example, the issuance of manual checks at local levels in the event of a payroll system failure. The contingency planning process will continue as modifications are made and as the status of third party readiness becomes better known.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company carries floating rate debt and thus is exposed to the impact of interest rate changes. The Company mitigates this exposure through the use of interest rate swaps which allow it to manage its mix of variable-rate and fixed-rate debt. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The information below summarizes the Company's market risk associated with debt obligations and other significant financial instruments as of November 1, 1998. The Company estimates that the carrying value of debt approximates their fair values when compared to instruments of similar type, terms and maturity. The information presented below should be read in conjunction with Note 6 to the Notes to Consolidated Financial Statements. For debt obligations, the table presents principal cash flows and related interest rates by expected fiscal year of maturity. Variable interest rates represent the weighted-average rates of the portfolio at November 1, 1998. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity.



                                                        Expected Fiscal Year of Maturity
------------------------------------------------------------------------------------------------------------------------
                                       1999          2000         2001          2002        Total        Fair Value
------------------------------------------------------------------------------------------------------------------------
(in thousands)

Debt:
Fixed Rate                            $ 8,470       $   732          --           --       $  9,202        $  9,202
Average Interest Rate                     6.5%          6.5%         --           --            6.5%

Variable Rate                         $24,220       $ 1,778     $90,000           --       $115,998        $115,998
Average Interest Rate                     5.9%          6.3%        5.7%          --            5.8%

------------------------------------------------------------------------------------------------------------------------
Interest Rate Swaps:
Receive variable/pay fixed                 --            --          --      $60,000       $ 60,000        $ (3,062)
Average pay rate                           --            --          --          6.4%           6.4%
------------------------------------------------------------------------------------------------------------------------


SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     The foregoing section contains forward-looking statements, including statements regarding, among other matters: (i) the Company's plans, intentions and expectations with respect to its future prospects, including its business and growth strategies and its relationships with its major clients; (ii) industry trends, competitive conditions and client preferences; (iii) expected capital expenditures to be made in the future, including investments in its computerized management information systems; (iv) the sufficiency of funds from operations and available borrowings to meet the Company's working capital and capital expenditure needs for fiscal 1999; (v) the Company's plans, beliefs and expectations with respect to changes which have been or will be made to its computerized management information systems, including modifications to its payroll and billing systems and other modifications to address Year 2000 issues; and (vi) resolution of pending litigation without material adverse effect on the Company. This notice is intended to take advantage of the " safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from the Company's beliefs or expectations are the following: industry trends and trends in the general economy or in industries in which the Company's major clients operate; competitive factors in the markets in which the Company or its major clients operate; the loss or reduction of revenues generated by the Company's major clients; the variability of quarterly results and seasonality of the Company's business; the dependence on key personnel who have been hired or retained by the Company; changes in regulatory requirements which are applicable to the Company's business; the availability of strategic acquisitions or joint venture partners; and other factors referenced herein or from time to time in this document.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item 7A is set forth under "Quantitative and Qualitative Disclosure about Market Risk" in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) above.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      NORRELL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                    November 1, 1998     November 2, 1997
                                                                    ----------------     ----------------
ASSETS

CURRENT ASSETS
    Cash and short-term investments                                 $          9,871     $          6,678
    Accounts receivable trade,
         less allowances of $7,351 in 1998
         and $6,497 in 1997                                                  220,573              215,463
    Prepaid expenses                                                           4,816                2,915
    Other                                                                      6,500               12,823
                                                                    ----------------     ----------------
       Total current assets                                                  241,760              237,879
                                                                    ----------------     ----------------

PROPERTY AND EQUIPMENT, less
    accumulated depreciation                                                  27,923               19,759
NONCURRENT DEFERRED INCOME TAXES                                              14,657               12,690

OTHER ASSETS
    Goodwill and other intangibles, net of amortization                      188,265              136,358
    MIS development costs, net of amortization                                23,973               19,486
    Investments and other assets                                              12,706               12,672
                                                                    ----------------     ----------------
       Total other assets                                                    224,944              168,516
                                                                    ----------------     ----------------

TOTAL ASSETS                                                        $        509,284     $        438,844
                                                                    ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                            $         32,690     $         12,881
    Accounts payable                                                          13,066               12,390
    Accrued expenses                                                          87,365               90,515
    Deferred revenue and gain                                                  4,505                8,779
                                                                    ----------------     ----------------
       Total current liabilities                                             137,626              124,565

LONG-TERM DEBT, less current maturities                                       92,510               60,129
LONG-TERM DEFERRED GAIN                                                        8,495                9,983
LONG-TERM ACCRUED EXPENSES                                                    40,354               36,961
                                                                    ----------------     ----------------

       Total liabilities                                                     278,985              231,638
                                                                    ----------------     ----------------

SHAREHOLDERS' EQUITY
    Common stock, stated value $.01 per share;
       50,000,000 shares authorized, with 27,550,286 shares issued and 26,252,554 shares outstanding in 1998 and 26,938,195
       shares issued and 26,903,738 shares outstanding in 1997                   276                  269
    Treasury stock, at cost; 1,297,732 shares in 1998
       and 34,457 shares in 1997                                             (17,438)              (1,062)
    Additional paid-in capital                                               139,772              133,220
    Notes receivable from officers and employees                                 (80)                (125)
    Cumulative foreign currency translation adjustments                          442                   --
    Retained earnings                                                        107,327               74,904
                                                                    ----------------     ----------------
       Total shareholders' equity                                            230,299              207,206
                                                                    ----------------     ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $        509,284     $        438,844
                                                                    ================     ================


The accompanying notes are an integral part of these consolidated financial statements.

                      NORRELL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
  FOR THE YEARS ENDED NOVEMBER 1, 1998, NOVEMBER 2, 1997 AND OCTOBER 27, 1996
                   (In thousands, except per share amounts)



                                                              1998           1997(1)        1996
                                                           -----------    -----------    -----------

REVENUES                                                   $ 1,410,518    $ 1,300,039    $ 1,013,877

COST OF SERVICES                                             1,091,985      1,014,048        795,013
                                                           -----------    -----------    -----------
    Gross profit                                               318,533        285,991        218,864

OPERATING EXPENSES                                             237,007        209,499        169,206
DEPRECIATION AND AMORTIZATION                                   13,339         10,365          5,904
YEAR 2000 REMEDIATION                                            3,876             --             --
NON-RECURRING CHARGES                                               --         17,700             --
                                                           -----------    -----------    -----------
    Income from operations                                      64,311         48,427         43,754

INTEREST EXPENSE                                                (5,102)        (6,989)        (1,200)
OTHER EXPENSE                                                     (332)        (1,986)        (1,485)
                                                           -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                                      58,877         39,452         41,069

INCOME TAXES                                                    22,078         14,994         15,812
                                                           -----------    -----------    -----------

NET INCOME                                                 $    36,799    $    24,458    $    25,257
                                                           ===========    ===========    ===========

PER COMMON SHARE (BASIC):
BASIC EARNINGS PER COMMON SHARE                            $      1.35    $      0.99    $      1.08
                                                           ===========    ===========    ===========
SHARES USED IN COMPUTING BASIC
    EARNINGS PER SHARE                                          27,205         24,660         23,408
                                                           ===========    ===========    ===========

PER COMMON SHARE (DILUTED):
DILUTED EARNINGS PER COMMON SHARE                          $      1.29    $      0.91    $      1.00
                                                           ===========    ===========    ===========
SHARES USED IN COMPUTING DILUTED
    EARNINGS PER SHARE                                          28,440         26,747         25,344
                                                           ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

(1) Fiscal year included 53 weeks.

                      NORRELL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   FOR THE YEARS ENDED NOVEMBER 1, 1998, NOVEMBER 2, 1997 AND OCTOBER 27, 1996
               (In thousands, except share and per share amounts)

                                                                                                            Cumulative
                                                                                               Notes         Foreign
                                                   Common Stock                 Additional   Receivable      Currency
                                                ------------------  Treasury     Paid-In    From Officers   Translation  Retained
                                                 Shares    Amount     Stock      Capital    and Employees   Adjustments  Earnings
                                                --------  --------  ----------  ----------  -------------   -----------  ---------
BALANCE at October 29, 1995                       23,214  $    232  $     (476) $   41,382  $        (398)  $         -  $  32,194
Stock options exercised                              337         4         436       1,213              -             -          -
Common stock issued                                   41         -           -         563            (40)            -          -
Dividends on common stock
    ($0.14 per share)                                  -         -           -           -              -             -     (3,065)
Issuance of options for discounted
    stock option plan                                  -         -           -         938              -             -          -
Purchase of treasury stock                           (26)        -        (535)          -              -             -          -
Decrease in receivable from employees                  -         -           -           -            327             -          -
Net income                                             -         -           -           -              -             -     25,257
                                                --------  --------  ----------  ----------  -------------   -----------  ---------
BALANCE at October 27, 1996                       23,566  $    236  $     (575) $   44,096  $        (111)  $         -  $  54,386
                                                ========  ========  ==========  ==========  =============   ===========  =========
Stock options exercised, including
    related tax benefits                             614         6       1,159       4,773              -             -          -
Stock offering proceeds                            2,500        25           -      76,091              -             -          -
Other common stock issued                            284         2          19       7,192            (40)            -          -
Dividends on common stock
    ($0.16 per share)                                  -         -           -           -              -             -     (3,940)
Issuance of options for discounted
    stock option plan                                  -         -           -       1,068              -             -          -
Purchase of treasury stock                           (60)        -      (1,665)          -              -             -          -
Decrease in receivable from employees                  -         -           -           -             26             -          -
Net income                                             -         -           -           -              -             -     24,458
                                                --------  --------  ----------  ----------  -------------   -----------  ---------
BALANCE at November 2, 1997 (1)                   26,904  $    269  $   (1,062) $  133,220  $        (125)  $         -  $  74,904
                                                ========  ========  ==========  ==========  =============   ===========  =========
Stock options exercised, including
    related tax benefits                             493         4       1,686       2,432              -             -          -
Other common stock issued                            182         3           -       2,885              -             -          -
Dividends on common stock
    ($0.16 per share)                                  -         -           -           -              -             -     (4,376)
Issuance of options for discounted
    stock option plan                                  -         -           -       1,235              -             -          -
Purchase of treasury stock                        (1,326)        -     (18,062)          -              -             -          -
Decrease in receivable from employees                  -         -           -           -             45             -          -
Foreign currency translation adjustment                -         -           -           -              -           442          -
Net income                                             -         -           -           -              -             -     36,799
                                                --------  --------  ----------  ----------  -------------   -----------  ---------
BALANCE at November 1, 1998                       26,253  $    276  $  (17,438) $  139,772  $         (80)  $       442  $ 107,327
                                                ========  ========  ==========  ==========  =============   ===========  =========

The accompanying notes are an integral part of these consolidated financial statements.

(1) Fiscal year included 53 weeks.

                      NORRELL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED NOVEMBER 1, 1998, NOVEMBER 2, 1997 AND OCTOBER 27, 1996
                                 (In thousands)



                                                                                      1998           1997(1)        1996
                                                                                    --------       ----------     --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $ 36,799       $  24,458      $ 25,257
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization - operating expenses                             13,339          10,365         5,904
       Depreciation and amortization - cost of services/other expenses                 1,380             667           409
       Gain on retirement of common stock                                             (1,884)         (1,884)       (2,177)
       Non-recurring charge                                                               --          17,700            --
       Provision for doubtful accounts                                                 2,436           1,095         2,315
       Deferred income taxes                                                            (874)         (8,114)          173
       Deferred gain on sale of building                                              (1,488)         (1,488)       12,967
       Long-term accrued expenses                                                      3,659           3,989         2,304
       Other                                                                           1,102           4,071           106
       Change in current assets and current liabilities:
        Accounts receivable, trade                                                     9,628         (60,748)      (20,235)
        Accounts payable                                                                (735)         (7,434)        3,025
        Accrued expenses                                                              (1,628)         17,983         7,759
        Other                                                                          1,313          (2,059)          174
                                                                                    --------       ---------      --------
          Net cash provided by (used in) operating activities                         63,047          (1,399)       37,981
                                                                                    --------       ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cost of acquisitions, net of cash acquired                                        (66,733)        (87,662)      (32,963)
   Additions to property and equipment, net                                          (13,032)        (10,902)       (6,880)
   Increase in MIS development costs, net                                             (6,908)        (17,695)      (14,741)
   Increase in investments and other noncurrent assets                                (1,164)         (3,361)       (2,046)
   Increase in goodwill and other intangibles, net                                       (80)         (1,344)         (270)
                                                                                    --------       ---------      --------
          Net cash used in investing activities                                      (87,917)       (120,964)      (56,900)
                                                                                    --------       ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the issuance of long-term debt                                       81,419         272,827        87,886
   Repayments of long-term debt                                                      (37,700)       (232,924)      (64,102)
   Acquisition of treasury stock                                                     (17,194)           (520)         (536)
   Dividends paid on common stock                                                     (4,376)         (3,940)       (3,065)
   Stock option exercises, including related tax benefits                              3,845           5,913         1,646
   Proceeds from the issuance of common stock                                          2,007          78,809           851
                                                                                    --------       ---------      --------
          Net cash provided by financing activities                                   28,001         120,165        22,680
                                                                                    --------       ---------      --------

                                                                                    --------       ---------      --------
Effect of exchange rate changes on cash                                                   62              --            --
                                                                                    --------       ---------      --------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM
   INVESTMENTS                                                                         3,193          (2,198)        3,761

CASH AND SHORT-TERM INVESTMENTS AT
   BEGINNING OF PERIOD                                                                 6,678           8,876         5,115
                                                                                    --------       ---------      --------

CASH AND SHORT-TERM INVESTMENTS AT END
   OF PERIOD                                                                        $  9,871       $   6,678      $  8,876
                                                                                    ========       =========      ========

SUPPLEMENTARY CASH FLOW DISCLOSURES
   Cash payments during the period for
     Interest                                                                       $  4,972       $   6,340      $  1,183
     Income taxes, net of refunds                                                     18,642          20,828        17,303
   Noncash investing and financing activity
     Issuance of options to benefit plan                                               1,238           1,083           938
     Exercise of benefit plan stock options                                           (1,423)         (1,488)         (630)
     Note Payable due January 4, 1999 for purchase of minority interest                7,720              --            --

The accompanying notes are an integral part of these consolidated financial statements.
(1) Fiscal year included 53 weeks.

                     NORRELL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           NOVEMBER 1, 1998, NOVEMBER 2, 1997, AND OCTOBER 27, 1996



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Basis of Presentation

         The consolidated financial statements include the accounts of Norrell Corporation and its subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated.

Business and Revenue Recognition

         The Company operates in one industry segment, providing staffing, outsourcing and consulting services in the United States, Canada, United Kingdom, Europe, Australia, South Africa and 18 other countries around the world.

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

Significant Customer Information

         For fiscal years 1998 and 1997 one customer accounted for revenues of 12.5% and 13.2%, respectively. For fiscal year 1996, two customers accounted for 27.6% of revenues.

Statements of Cash Flows

         For purposes of the statements of cash flows, the Company considers all liquid investments with a maturity of three months or less at the time of purchase to be cash and short-term investments.

Financial Instruments

         Based on pertinent information available to the Company at November 1, 1998, the Company estimates that the carrying value of cash and short-term investments, investments, current maturities of long-term debt and long-term debt approximate their fair values when compared to instruments of similar type, terms and maturity.

Intangible Assets

         Intangible assets consist primarily of goodwill associated with acquired businesses, which is amortized on a straight-line basis over 40 years. Subsequent to an acquisition, the Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of goodwill may warrant revision or may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related business over the remaining life of the goodwill in measuring whether the goodwill is recoverable. Other intangible assets are amortized over two to seven years. Amortization expense for fiscal years 1998, 1997 and 1996 was $4,640,000, $3,617,000 and $1,015,000, respectively. Accumulated amortization of intangibles was $15,277,000 and $11,470,000 at November 1, 1998 and November 2, 1997, respectively.

                      NORRELL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Management Information Systems ("MIS") Development

         During fiscal 1998 and 1997, the Company incurred costs associated with the purchase and development of management information systems unrelated to the impact of year 2000 processing issues. These costs are capitalized and amortized on a straight-line basis over five years. MIS development cost amortization for 1998 and 1997 was $2,421,000 and $2,464,000 respectively.

Preferred Stock

         The Company is authorized to issue 10,000,000 shares of no par preferred stock. The Board of Directors is authorized to fix relative rights, preferences and limitations of any unissued series of preferred stock. No preferred stock was issued or outstanding at November 1, 1998 or November 2, 1997.

Other Income (Expense)

         Other income (expense) consists of the following:

                                                                                    1998              1997             1996
---------------------------------------------------------------------------------------------------------------------------
(In thousands)

Interest income                                                                     $586         $     346         $    481
Equity in loss of joint ventures                                                       -            (2,026)            (803)
Amortization of deferred loan costs and bank fees                                 (1,037)             (907)            (885)
Loss on disposal of fixed assets                                                     (45)              (16)            (218)
Minority interest                                                                    (71)              193              (10)
Other, net                                                                           235               424              (50)
----------------------------------------------------------------------------------------------------------------------------
       Total                                                                      $ (332)         $ (1,986)        $ (1,485)
----------------------------------------------------------------------------------------------------------------------------

Earnings Per Share

         Earnings per share (EPS) is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," issued in February 1997, which requires the Company to present both basic and diluted EPS on the face of the income statement. Basic EPS is calculated as income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The income amount used in the Company's EPS calculations is the same for both basic and diluted EPS. A reconciliation of the average outstanding shares used in the two calculations is as follows:


                                                                         1998             1997              1996
----------------------------------------------------------------------------------------------------------------
(In thousands)

Weighted average shares outstanding (basic)                            27,205           24,660            23,408
Effect of dilutive stock options                                        1,235            2,087             1,936
----------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (diluted)                          28,440           26,747            25,344
----------------------------------------------------------------------------------------------------------------

Foreign Currency Translation

         Foreign currency activity is reported in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No. 52"). SFAS No. 52 generally provides that the assets and liabilities of foreign operations be translated at the current exchange rates as of the end of the accounting period and that revenues and expenses be translated using average exchange rates. The resulting translation adjustments arising from foreign currency translations are accumulated as a separate component of common shareholders' equity. The translation adjustment during fiscal 1998 was $442,000.

                      NORRELL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

Stock Offering

         On July 28, 1997, the Company completed the sale of 2,500,000 shares of its common stock at a public offering price of $32.25 per share. The net proceeds of $76,116,000 were used to reduce amounts outstanding under the $150,000,000 revolving credit facility.

Stock Repurchase

         During the fourth quarter of 1998, the Company purchased 1,261,000 shares of its common stock for an aggregate price of $16,663,000 million. The periodic purchases were made in the open market and were financed through the Company's debt facilities and normal operating cash flow.

New Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Based on current accounting standards, this new accounting statement is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt this accounting standard beginning in the first quarter of fiscal 1999.

         Also, in June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This statement requires companies to identify segments consistent with the manner in which management makes decisions about allocating resources to segments and measuring their performance. Disclosures for the newly identified segments are similar to those required under current standards, with the addition of certain quarterly disclosure requirements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt this accounting standard for its fiscal year ending 1999.

         In February 1998, the FASB issued Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. As a result of this new pronouncement, the Company will include an additional footnote disclosure for its non-qualified salary continuation plan in the financial statements for its fiscal year ending 1999.

         In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. This Statement requires companies to record all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for based on management's intended use of the derivative. The Company plans to adopt this Statement beginning in fiscal 2000 and does not expect it to have a material impact on the consolidated financial statements.

                      NORRELL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued by the American Institute of Certified Public Accountants in March 1998. It is effective for fiscal years beginning after December 15, 1998. This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company plans to adopt this Statement beginning in the fiscal year 2000 and does not expect it to have a material impact on the consolidated financial statements.

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

Reclassifications

         Certain amounts have been reclassified in the 1996 and 1997 financial statements to conform to the 1998 presentation.

Fiscal Year

         The Company operates on a 52 or 53 week fiscal year which resulted in fiscal year ends of November 1, 1998, November 2, 1997, and October 27, 1996. The fiscal years ended November 1, 1998 and October 27, 1996 included 52 weeks. Fiscal year ended November 2, 1997 included 53 weeks.

2.  ACQUISITIONS

         Effective July 15, 1996, the Company acquired all of the assets and certain of the liabilities of Analytical Technologies, Inc. and ANATEC Canada, Inc. (collectively, "ANATEC"). ANATEC is a software services and technology organization serving primarily Fortune 500 companies in the Midwestern United States. Services include consulting, project management, software development, training and software systems integration services. The $25,905,000 excess of the acquisition cost over fair value of ANATEC's tangible assets has been allocated to goodwill and is being amortized over 40 years. In addition to the $27,100,000 paid at closing, ANATEC was paid a contingent payment of $9,200,000 based on its achieving a specified level of gross profit for the 12-month period ending December 31, 1996. At June 30, 1996, ANATEC had net assets of $1,469,000.

         On August 5, 1996, the Company acquired all of the issued and outstanding stock of American Technical Resources, Inc. ("ATR") in exchange for 1,000,000 shares of company common stock in a transaction accounted for as a pooling of interests. ATR is an information technology staffing company that specializes in providing computer professionals for short and long-term assignments including contract programming, contract recruiting and payrolling services. At July 31, 1996, ATR had net assets of $3,224,000. The Company's financial statements have been restated to include the results of ATR for all periods presented.

         Effective January 2, 1997, the Company acquired all of the outstanding common and preferred stock and all vested and unvested stock rights of Comtex Information Systems, Inc. ("Comtex") for $67,000,000 of cash plus stock options to acquire approximately 141,000 shares of Norrell Corporation Common Stock at a weighted average exercise price of $4.56 per share. Comtex is a New York City-based provider of information technology services; including systems planning and development, organizational consulting related to business transformation and staff augmentation support. Comtex has locations in New York City, White Plains, New York and Miami, Florida. The $62,231,000 excess of the acquisition cost over the fair value of Comtex's tangible assets has been allocated to goodwill and is being amortized over 40 years. At December 31, 1996, Comtex had net assets of $10,066,000.

                      NORRELL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



3.  PROPERTY AND EQUIPMENT, INVESTMENTS AND OTHER ASSETS

Property and Equipment

         The major classes of property and equipment are as follows:


                                                                       November 1,               November 2,
                                                                          1998                      1997
------------------------------------------------------------------------------------------------------------
(In thousands)

Leasehold improvements                                                    $ 7,323                  $ 5,964
Furniture, fixtures and equipment                                          39,621                   26,815
----------------------------------------------------------------------------------------------------------
                                                                           46,944                   32,779
Less accumulated depreciation                                              19,021                   13,020
----------------------------------------------------------------------------------------------------------
Net property and equipment                                                $27,923                  $19,759
----------------------------------------------------------------------------------------------------------

         Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated asset lives of three to twelve years for leasehold improvements and five to ten years for furniture, fixtures and equipment.

         Depreciation expense for fiscal years 1998, 1997 and 1996 was $7,570,000, $4,892,000, and $4,273,000, respectively.

Investments and Other Assets

         Investments consist principally of securities held for employee benefit plans and are carried at market.

         In October 1994, the Company acquired a 50% equity interest in a joint venture formed for the purpose of providing administrative outsourcing services for health care facilities. During fiscal years 1997 and 1996, the Company contributed $2,092,000 and $1,059,000, respectively, for general operating purposes in accordance with the joint venture agreement. Refer to Note 5, where the termination of this investment is discussed.

4.  ACCRUED EXPENSES

Current and long-term accrued expenses are summarized as follows:

                                                                       November 1,              November 2,
                                                                          1998                     1997
-----------------------------------------------------------------------------------------------------------
(In  thousands)

Current:
Accrued wages, salaries and related taxes                                 $55,825                  $58,505
Workers' compensation reserve, current portion                              8,252                    7,292
Other                                                                      23,288                   24,718
----------------------------------------------------------------------------------------------------------
Total                                                                     $87,365                  $90,515
----------------------------------------------------------------------------------------------------------
Long-term:
Workers' compensation reserve, less current portion                        19,778                  $17,477
Other                                                                      20,576                   19,484
----------------------------------------------------------------------------------------------------------
Total                                                                     $40,354                  $36,961
----------------------------------------------------------------------------------------------------------

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

                      NORRELL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



5.  NON-RECURRING CHARGES

         During the fourth quarter of 1997, the Company recorded a non-cash, accounting charge of $17,700,000, before tax, of which, $14,980,000 was related to the impairment of certain MIS development costs. The MIS development cost write-down resulted from an examination of the Company's payroll and billing systems. Based on a review made in conjunction with outside consultants, the system architecture of the weekly payroll system lacked the required capacity, flexibility and speed to support volumes anticipated over the next five years. Additionally, as a consequence of billing system customizations required to meet the Company's customer and financial reporting requirements, and the resulting difficulty and cost to upgrade the billing system, the system must be replaced versus upgraded. With the assistance of outside consultants, the Company has completed an information systems plan to address the Company's long-term business needs. The plan includes three major initiatives: 1) Development of a new weekly payroll system which will enhance capacity, flexibility and speed to support anticipated volumes, 2) Replacement of the highly customized billing system with a version more closely resembling the vendor delivered software in order to reduce cost and improve efficiency of applying vendor upgrades through business process improvements, and 3) Continue the roll out of the revised branch office order entry system. In the interim, the Company expects no disruption in normal business. The recognition of this impairment was in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". The remaining $2.7 million charge resulted from the termination of two businesses that did not meet the Company's expectations; a joint venture formed in October 1994 of which the Company has a 50% interest and a Staffing Services business acquired in April 1994 which provided executive training. This charge was equal to the Company's investment in the joint venture, the acquired goodwill in the Staffing Services business, and estimated costs to terminate operations of each business.

6.  NOTES PAYABLE AND LONG-TERM DEBT

         The Company's debt is summarized as follows:

                                                                  November 1,         November 2,
                                                                    1998                 1997
------------------------------------------------------------------------------------------------
(In thousands)

Revolving credit facility, due September 30, 2001,
with varying interest rates, interest payable
quarterly                                                         $  90,000            $  60,000

Bank lines of credit due in varying installments through
October 31, 1999, with varying interest rates,
interest payable monthly                                             24,220               12,540

Other notes payable due in various installments through 2000,
with varying interest rates, interest payable at maturity            10,980                  470
------------------------------------------------------------------------------------------------

Total                                                               125,200               73,010
Less current maturities                                              32,690               12,881
------------------------------------------------------------------------------------------------
Total long-term debt                                              $  92,510            $  60,129
------------------------------------------------------------------------------------------------

                      NORRELL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



6.  NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED

       At November 1, 1998, the Company had a $150,000,000 revolving credit facility expiring September 30, 2001 with a group of commercial banks. Borrowings are unsecured and bear interest at LIBOR, plus an applicable margin. The revolving credit facility contains negative and affirmative covenants which
(a) limit additional indebtedness, liens, investments, payment of dividends and disposition of assets and (b) require maintenance of certain financial ratios. In addition, four commercial banks make available unsecured lines of credit that total $70,000,000. Maturities and interest rates on borrowings under these lines are negotiated at the time such borrowings occur. The Company's policy is to classify borrowings under the revolving credit facility as long-term debt since the Company has the ability under the credit agreement, and the intent, to maintain the obligation for longer than one year.

       The Company has also entered into four interest rate swap agreements in order to manage exposure to fluctuations in interest rates. The difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts is recognized as an adjustment to interest expense over the life of the swaps. Two of the swap agreements are each for notional principal amounts of $20,000,000. The remaining two agreements are for notional principal amounts of $12,000,000 and $8,000,000. The Company exchanges floating interest rates based on LIBOR for an average fixed rate of 6.43% at quarterly settlement dates. The swap agreements expire between November 2001 and January 2002. At November 1, 1998, if the Company had terminated each of the swap agreements, the Company's cost of termination would have totaled approximately $3,062,000.

         The following is a summary of data concerning total debt:

                                                         Revolving Credit Facility                  Lines of Credit
                                                         -------------------------                  ---------------

                                                         1998               1997                1998             1997
-----------------------------------------------------------------------------------------------------------------------
(In thousands)

Outstanding borrowings at end of period               $90,000           $ 60,000             $24,220         $ 12,540

Outstanding month-end balances:
         Maximum                                       90,000            120,000              45,930           40,225
         Average                                       62,802             85,417              12,310           22,116

Weighted average interest rate (including the
effect of the aforementioned interest rate swap
agreements):
         At end of period                                6.27%              6.74%               5.92%            6.04%
         For the period                                  6.65%              6.26%               5.73%            5.75%

Future maturities of long-term debt at November 1, 1998 are as follows:

     Year                                              Amount
-------------------------------------------------------------
(In thousands)

Fiscal 2000                                           $ 2,510
Fiscal 2001                                            90,000
-------------------------------------------------------------
TotaL                                                 $92,510
-------------------------------------------------------------

                      NORRELL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.       DEFERRED REVENUE AND GAIN

         On December 11, 1995, the Company's headquarters building was sold by its joint venture owner. The Company had a 50% interest in this joint venture which was formed in 1986 to construct, finance, own and operate a 300,000 square-foot office building in Atlanta, Georgia. The Company's share of the pretax gain from the sale was $14,251,000. Concurrent with the sale, the Company extended its lease for office space in the building for an additional seven years. The gain has been deferred and is being amortized on a straight-line basis through July 2005 since the landlord may terminate the lease as of this date, and is recorded as a reduction in rent expense. At November 1, 1998 and November 2, 1997, the deferred gain was $9,991,000 and $11,479,000, of which $8,495,000 and $9,983,000, respectively, was classified as a long-term.

         Included in deferred revenue in the accompanying balance sheets was $353,000 and $2,237,000 at November 1, 1998 and November 2, 1997, respectively, resulting from redemption of 580,947 shares of the Company's common stock. On December 1, 1994, the stock was returned by a major customer as partial consideration for the Company agreeing to renegotiate that customer's contract for services. The difference between the fair market value of the stock at the redemption date and the unamortized cost of the prior service contract was deferred and is being amortized into income through December 1998, the term of the new service contract.

8.       STOCK OPTION AND PURCHASE PLANS

         The Company has a stock incentive plan and an employee stock purchase plan. These plans are described in detail below.

         The stock incentive plan provides for the grant of incentive stock options, nonqualified stock options and other equity-based incentives. At November 1, 1998, there were 3,817,200 shares of common stock reserved for this plan, of which 920,014 shares were available for future option grants. Incentive stock options are granted at not less than fair value and expire five to ten years after the date of grant. Nonqualified options are granted at prices determined by the Board of Directors and expire five to ten years after the date of grant. The exercise period for all options is fixed by the Board. Nonqualified stock options to purchase common stock have been granted to certain directors.

         On January 1, 1996, the Company instituted an employee stock purchase plan for all employees. Employees may contribute up to 15% of their compensation to purchase the Company's common stock at 85% of the lower of the fair market value on the first or last business day of quarterly purchase periods. Under the plan, the Company sold 182,357 and 68,448 shares in 1998 and 1997 at average exercise prices of $15.83 and $23.13, respectively. The Company has reserved 600,000 shares of common stock for the plan. At November 1, 1998, 307,409 shares were available for future issuance.

         No compensation expense related to these plans has been recognized consistent with the provisions of Accounting Principles Board Opinion No. 24, "Accounting for Stock Issued to Employees". Had compensation expense for the plans been recorded based on the fair value of the options at the grant date as prescribed by Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation" the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                     Fiscal Years
                                      ------------------------------------------------------------------------

                                              1998                     1997                      1996
                                      --------------------    ----------------------    ----------------------
                                      Reported   Pro forma    Reported     Pro forma    Reported     Pro forma
--------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
Net Income                             $36,799    $34,957      $24,458      $23,228      $25,257      $24,960
Basic earnings per common share        $  1.35    $  1.28      $  0.99      $  0.94      $  1.08      $  1.07
Diluted earnings per common share      $  1.29    $  1.23      $  0.91      $  0.86      $  1.00      $  0.99

Pro forma amounts were computed using the Black-Scholes option pricing model with the following assumptions used for grants in 1998, 1997 and 1996:

                                                      1998                           1997/1996
------------------------------------------------------------------------------------------------------
Dividend yield                                               .84%                              .60%
Expected volatility                                           35%                               32%
Risk free interest rate range                      4.68% to 5.86%                    4.91% to 6.91%
Expected lives                             3 months to 7.7 years             3 months to 7.7 years

                      NORRELL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Since the SFAS 123 method of accounting has not been applied to options granted prior to October 30, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of stock option activity follows:

                                                                                                 Weighted Average
                                                               Options                           Exercise Price
                                                               --------------------------------------------------
Outstanding, at October 29, 1995                               2,997,750                           $   8.28

Granted                                                          469,674                              21.13
Exercised                                                       (298,733)                              5.51
Canceled/Expired                                                (151,331)                             11.94
-----------------------------------------------------------------------------------------------------------
Outstanding, at October 27, 1996                               3,017,360                              10.37
Options exercisable, end of year                               1,517,514                               7.22

Granted                                                          753,393                              21.64
Exercised                                                       (560,345)                              6.16
Canceled/Expired                                                 (70,151)                             15.18
-----------------------------------------------------------------------------------------------------------
Outstanding, at November 2, 1997                               3,140,257                              13.72
Options exercisable, end of year                               1,511,456                               9.12

Granted                                                          476,500                              19.30
Exercised                                                       (429,734)                              7.62
Canceled/Expired                                                (289,837)                             21.16
-----------------------------------------------------------------------------------------------------------
Outstanding, at November 1, 1998                               2,897,186                              14.80
-----------------------------------------------------------------------------------------------------------
Options exercisable, end of year                               1,610,619                             $10.96
-----------------------------------------------------------------------------------------------------------

A summary of options outstanding at November 1, 1998 follows:

                                           Weighted Averaged
    Range                    Number             Remaining       Weighted Average        Number        Weighted Average
Exercise Prices           Outstanding       Contractual Life    Exercise Prices      Exercisable      Exercise Prices
----------------------------------------------------------------------------------------------------------------------
 $ 3.05 - $ 9.25            811,826               3.9               $ 5.32             773,295           $ 5.34
  11.38 -  19.88          1,323,271               7.6                14.80             611,133            12.92
  20.44 -  29.13            754,785               7.1                24.84             224,039            24.83
  31.13 -  32.00              7,304               8.4                31.40               2,152            31.59
---------------------------------------------------------------------------------------------------------------------

 $ 3.05 - $32.00          2,897,186               6.4               $14.80           1,610,619           $10.96
---------------------------------------------------------------------------------------------------------------------

9.   BENEFIT PLANS

         The Company has a tax qualified 401(k) defined contribution plan which covers substantially all nonhighly compensated employees, as defined under the Internal Revenue Code, after one year of service. The plan provides for a matching company contribution of an amount up to 2% of employee compensation. In addition, the Company may make discretionary contributions to the plan which are invested in the Company's common stock. Company contributions are 100% vested after two years of service.

                      NORRELL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The Company has an unfunded, nonqualified plan for those highly compensated employees not covered by the 401(k) plan. Under this plan, after one year of service, the Company matches participant contributions up to 2% of participant compensation. In addition, the Company may make discretionary contributions to the plan. Participants are immediately 100% vested in their contributions and are 100% vested in the Company's contribution after two years of service. Participant contributions may be used to purchase rights to buy company stock or may be invested in funds established by the plan administrator. All company contributions are used to purchase rights to buy company stock. Rights are purchased at the fair value of the underlying stock at the time of grant, less the exercise price of $0.15 per share. Rights may not be exercised until the date the participant terminates employment. At November 1, 1998, 370,620 rights ranging in price from $3.05 to $34.69 per share were outstanding and 425,296 were available for grant.

         Effective in June 1994, the Company instituted a management equity program whereby members of senior management who were designated as participants could purchase, at fair market value, shares of company common stock, and for those participants who met certain minimum stock ownership thresholds, stock options were granted as set forth in the plan. This plan was terminated on December 31, 1996. At November 1, 1998, 106,932 shares had been issued under the plan. Any stock options granted under this plan were issued under the Company's stock incentive plan. At November 1, 1998, the balance of notes receivable from plan participants for stock purchases was $80,000.

         Certain highly compensated employees may also qualify for an unfunded, nonqualified salary continuation plan. The plan provides for a benefit upon reaching age 62 and ending at age 76 equal to 20% of average annual compensation as defined in the plan. For participants who become eligible after January 1, 1997, the plan provides for a benefit equal to 1% of average annual compensation, as defined in the plan, multiplied by the lesser of 20 years or the years from eligibility until attainment of age 62. Vesting occurs over ten years (starts in year six at 20% and reaches 100% after year ten).

         Total expense related to the above described benefit plans for the years ended 1998, 1997, and 1996 was $2,737,000, $3,371,000, and $3,164,000,
respectively.

10.      INCOME TAXES

         The provision (benefit) for federal, foreign and state income taxes consists of the following:

                                                                    1998                1997              1996
--------------------------------------------------------------------------------------------------------------
(In thousands)
Current:
   Federal                                                        $16,884              $10,021          $14,197
   State                                                            2,817                2,080            1,576
   Foreign                                                            512                  427              (83)
----------------------------------------------------------------------------------------------------------------
                                                                   20,213               12,528           15,690
---------------------------------------------------------------------------------------------------------------

Deferred:
    Federal                                                         1,541                3,764           (1,415)
    State                                                             324               (1,298)           1,537
---------------------------------------------------------------------------------------------------------------
                                                                    1,865                2,466              122
---------------------------------------------------------------------------------------------------------------
Total                                                             $22,078              $14,994          $15,812
---------------------------------------------------------------------------------------------------------------

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                     NORRELL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                               November 1,    November 2
                                                                  1998           1997
----------------------------------------------------------------------------------------
(In thousands)

Deferred tax liabilities:
    MIS development costs                                        $ (6,599)      $ (4,074)
    Other                                                          (2,835)        (3,820)
----------------------------------------------------------------------------------------
                                                                   (9,434)        (7,894)
----------------------------------------------------------------------------------------

Deferred tax assets:
    Workers' compensation                                          11,391         10,527
    Profit sharing                                                  6,285          6,017
    Bad debts                                                       2,922          2,845
    Gain on sale of interest in headquarters building               3,840          4,436
    Other                                                           5,503          3,731
----------------------------------------------------------------------------------------
                                                                   29,941         27,556
----------------------------------------------------------------------------------------
    Net deferred tax assets                                      $ 20,507       $ 19,662
----------------------------------------------------------------------------------------

         The reconciliation of income tax attributable to continuing operations computed at the U.S. statutory tax rate to income tax expense is:

                                           1998        1997        1996
------------------------------------------------------------------------
Income taxes at statutory rate             35.0%       35.0%       35.0%
State taxes, net of federal benefit         2.5         2.9         2.4
Amortization of goodwill                    1.5         2.0         0.4
Other, net                                 (1.5)       (1.9)        0.7
------------------------------------------------------------------------
Total                                      37.5%       38.0%       38.5%
------------------------------------------------------------------------

11.      COMMITMENTS AND CONTINGENCIES

         At November 1, 1998, the Company was committed under operating leases for office facilities and certain equipment. Aggregate minimum rental requirements under these leases are as follows:

      Year                                                   Amount
--------------------------------------------------------------------
(In thousands)
1999                                                         $12,839
2000                                                          11,570
2001                                                          10,254
2002                                                           8,887
2003                                                           7,266
Thereafter                                                    19,269
--------------------------------------------------------------------
Total                                                        $70,085
--------------------------------------------------------------------


         Rent expense was $13,818,000, $10,241,000 and $8,409,000 for fiscal years 1998, 1997 and 1996, respectively.

         Effective April 1, 1993, the Company entered into a ten year contract for the purchase of information systems operations services at an annual base cost ranging from $3,000,000 to $5,000,000.

                      NORRELL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The Company is, from time to time, a party to ordinary, routine litigation incidental to the Company's business. In the opinion of management, the ultimate resolution of all pending legal proceedings will not have an adverse effect on the Company's business or financial condition.

12.  SELECTED QUARTERLY INFORMATION (UNAUDITED)

                            FISCAL 1998 QUARTER ENDED

                                                  February 1      May 3        August 2    November 1
-----------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

Revenues                                           $334,276      $352,295      $351,167     $372,780
Gross profit                                         74,250        78,585        78,406       87,292
Net income                                            8,049         9,935        10,464        8,351
-----------------------------------------------------------------------------------------------------
Basic earnings per common share  (A)               $   0.30      $   0.36      $   0.38     $   0.31
Weighted average shares outstanding (basic)          27,044        27,287        27,400       27,089
-----------------------------------------------------------------------------------------------------
Diluted earnings per common share  (A)             $   0.28      $   0.35      $   0.37     $   0.30
Weighted average shares outstanding (diluted)        28,553        28,674        28,628       27,815
-----------------------------------------------------------------------------------------------------



                            FISCAL 1997 QUARTER ENDED

                                                  January 26    April 27       July 27      November 2 (B)
----------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

Revenues                                           $281,234      $317,943      $332,691      $368,171
Gross profit                                         60,889        69,911        74,317        80,874
Net income                                            7,201         8,479         9,175          (397)
----------------------------------------------------------------------------------------------------------
Basic earnings per common share (A)                $   0.30      $   0.35      $   0.38         (0.01)
Weighted average shares outstanding (basic)          23,720        23,959        24,079        26,723
----------------------------------------------------------------------------------------------------------
Diluted earnings per common share (A)              $   0.28      $   0.33      $   0.35      $  (0.01)
Weighted average shares outstanding (diluted)        25,732        25,944        26,308        28,828
----------------------------------------------------------------------------------------------------------



(A) Due to changes in the weighted average number of shares outstanding each quarter, the sum of earnings per share per quarter does not equal the earnings per share for the applicable year.

(B) Refer to Note 5, where non-recurring charges are discussed

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Norrell Corporation:

         We have audited the accompanying consolidated balance sheets of Norrell Corporation (a Georgia corporation) and subsidiaries as of November 1, 1998 and November 2, 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended November 1, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norrell Corporation and subsidiaries as of November 1, 1998 and November 2, 1997, and the results of their operations and their cash flows for each of the three years in the period ended November 1, 1998, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


Atlanta, Georgia
December 15,1998

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To the Shareholders of Norrell Corporation:

         We have audited in accordance with generally accepted auditing standards, the financial statements of Norrell Corporation included in this Form 10-K and have issued our report thereon dated December 15, 1998. Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The schedule listed in the preceding index is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP


Atlanta, Georgia
December 15, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information regarding Executive Officers of the Company is contained in
Item 4A of Part I. Information as to Directors required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Proposal 1. Election of Directors", which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders, which is scheduled to be held March 2, 1999 and will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

         Information as to Executive Compensation required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Executive Compensation" which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders, which is scheduled to be held March 2, 1999 and will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information as to Security Ownership of Certain Beneficial Owners and Management required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Voting Rights and Principal Shareholders", which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders, which is scheduled to be held March 2, 1999 and will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information as to Certain Relationships and Related Transactions required by this item is incorporated by reference from the Company's definitive Proxy Statement, under the caption "Certain Transactions and Relationships", which Proxy Statement will be mailed to stockholders in connection with the Company's annual meeting of stockholders, which is scheduled to be held March 2, 1999 and will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS.

         1.       FINANCIAL STATEMENTS.

                  The following consolidated financial statements of the Company and it subsidiaries are included in Item 8 of this report:

                  Consolidated Balance Sheets as of November 1, 1998 and November 2, 1997.

                  Consolidated Statements of Income for fiscal years 1998, 1997, and 1996.

                  Consolidated Statements of Shareholders' Equity for fiscal years 1998, 1997, and 1996.

                  Consolidated Statements of Cash Flows for fiscal years 1998, 1997, and 1996.

                  Notes to Consolidated Financial Statements.

                  Reports of Independent Public Accountants.

                  Selected quarterly financial data for the fiscal years ended November 1, 1998 and November 2, 1997 is set forth in Note 12 Selected Quarterly Information (Unaudited) included in Item 8 of this report.

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

         3.       EXHIBITS.


         EXHIBIT NO.                 DESCRIPTION
         ----------------------------------------------------------------------
         3.1      Amended and Restated Articles of Incorporation of the Company,
                  incorporated by reference to Exhibit 3.1 of the Company's
                  Amendment No. 1 to Registration Statement on Form S-1, as
                  filed with the Securities and Exchange Commission on June 22,
                  1994.

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

         10.2.1 Norrell Corporation Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.2 to the Company Form 10-K for the year ended October 29, 1995.*

         10.2.2   Second Amendment to the Norrell Corporation Employee Stock
                  Purchase Plan, dated August 28, 1997 by Norrell Corporation, to be effective September 30, 1997, incorporated by reference to Exhibit 10.2.2 to the Company's Form 10-K for the fiscal year ended November 2, 1997.*

         10.3     Agreement and Plan of Reorganization among American Technical
                  Resources, Inc., Charles F. Phillips, Ralph L. Lary, III, Gary
                  L. Kilgore, William C. Holman, George G. Lytle, Norrell
                  Corporation and N. Acquisition Corp., dated August 5, 1996, incorporated by reference to Exhibit 1 of the Company's
                  Current Report on Form 8-K filed on August 20, 1996.

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

         10.5     Omitted.

         10.6     Omitted.

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

         10.10    Form of Master Vendor Agreement used by Norrell Services, Inc.

         10.11 Form of Agreement between Norrell Corporation and franchisees of Norrell Services, Inc.

         10.12    Form of Management Services Agreement used by Norrell
                  Services, Inc.

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

         10.15    Amendment to Lease, dated December 11, 1995, amending Lease
                  Agreement dated October 15, 1986 between Norhab Associates and
                  Norrell Corporation, incorporated by reference to Exhibit
                  10.15 to the Company Form 10-K for the year ended October 29, 1995* .

-------------------------

* /  A management contract or compensatory plan, contract or arrangement.


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

         10.20 Form of agreement for executive officers relating to confidentiality and non-competition.*

         10.21    Amended and Restated Employment Agreement dated December 15,
                  1997 by and between Norrell Corporation and C. Douglas Miller, incorporated by reference to Exhibit 10.21 to the Company's
                  Form 10-K for the fiscal year ended November 2, 1997.*

         10.22    Employment Agreement by and between Norrell Corporation and
                  James Ernest Riddle effective March 3, 1997, incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the fiscal year ended November 2, 1997.*

         10.23    Agreement and Plan of Merger among Comtex Information Systems,
                  Inc., Comtex Systems, Inc., Norrell Corporation and N.
                  Acquisition Corp. dated December 8, 1996, incorporated by reference to the Company's Report on Form 8-K dated December
                  8, 1996 and filed on December 20, 1996.

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

         10.28    Omitted.



------------------------------------
* /  A management contract or compensatory plan, contract or arrangement.

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

         10.33 First Amendment to Credit Agreement, dated December 26, 1996, amending the Amended and Restated Credit Agreement dated
                  October 21, 1996 among Norrell Corporation as the Company, certain Commercial Lending Institutions as the Lenders, Bank of America National Trust and Savings Association, as the
                  Agent for the Lenders and SunTrust Bank, Atlanta, as co-agent for the Lenders, incorporated by reference to Exhibit 10.33 to the Company Form 10-K for the year ended October 27, 1996.
                  Schedules and exhibits referenced in the Agreement have been omitted. The Company agrees to furnish supplementally to the Commission upon its request a copy of any such schedules and exhibits.

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



-------------------------------------
* /  A management contract or compensatory plan, contract or arrangement.

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

         10.40    Form of Norrell Corporation Restricted Stock Agreement.*

         10.41.1 Norrell Corporation 401(k) Retirement Savings Plan, incorporated by reference to Exhibit 10.41.1 to the Company
                  Form 10-K for the year ended October 27, 1996.

         10.41.2  Second Amendment to the Norrell Corporation 401(k) Retirement
                  Savings Plan dated December 30, 1996 by Norrell Corporation to be effective January 1, 1997, incorporated by reference to
                  Exhibit 10.41.2 to the Company's Form 10-K for the fiscal year ended November 2, 1997.

         10.42.1 Norrell Corporation Non-Qualified Deferred Compensation Plan, effective January 1, 1995, incorporated by reference to
                  Exhibit 10.42 to the Company Form 10-K for the year ended
                  October 29, 1995.*

         10.42.2  Amendment to Norrell Corporation Non-Qualified Deferred
                  Compensation Plan, incorporated by reference to Exhibit
                  10.42.2 to the Company's Form 10-K for the fiscal year ended
                  November 2, 1997.*

         21       Subsidiaries of the Company.

         23       Consent of Arthur Andersen LLP.

         27       Financial Data Schedule (for SEC use only).

-------------------------------------
* /  A management contract or compensatory plan, contract or arrangement.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORRELL CORPORATION
The Company


By: /s/  C. DOUGLAS MILLER
   ------------------------------------------------
   C. Douglas Miller
   Chairman, Chief Executive Officer and President

Date: 1/7/99
     ------------------------


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/  C. DOUGLAS MILLER
------------------------------------------------
C. Douglas Miller
Chairman, Chief Executive Officer and President
(Principal Executive Officer)


Date: 1/7/99
     ------------------------

/s/  J. ERNEST RIDDLE
------------------------------------------------
J. Ernest Riddle
Director and Chief Operating Officer

Date: 1/7/99
     ------------------------


/s/  SCOTT L. COLABUONO
------------------------------------------------
Scott L. Colabuono
Sr. Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: 1/7/99
     ------------------------



/s/  GUY W. MILLNER
------------------------------------------------
Guy W. Millner
Director

Date: 1/8/99
     ------------------------


/s/  THOMAS A. VADNAIS
------------------------------------------------
Thomas A. Vadnais
Director, President and Chief
Operating Officer, Tascor

Date: 1/7/99
     ------------------------

/s/  LARRY J. BRYAN
------------------------------------------------
Larry J. Bryan
Director and Executive Vice President

Date: 1/7/99
     ------------------------


/s/  CARL E. SANDERS
------------------------------------------------
Carl E. Sanders
Director

Date: 1/8/99
     ------------------------



------------------------------------------------
Lucius E. Burch, III
Director

Date:
     ------------------------


/s/ DONALD A. MCMAHON
------------------------------------------------
Donald A. McMahon
Director

Date: 1/8/99
     ------------------------



------------------------------------------------
Nancy Clark Reynolds
Director

Date:
     ------------------------



------------------------------------------------
Frank A. Metz, Jr.
Director

Date:
     ------------------------



------------------------------------------------
Kaaren Johnson-Street
Director

Date:
     ------------------------



------------------------------------------------
Parker H. Petit
Director

Date:
     ------------------------

                                                                     SCHEDULE II

                      NORRELL CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
   FOR THE YEARS ENDED NOVEMBER 1, 1998, NOVEMBER 2, 1997 AND OCTOBER 27, 1996
                                 (In thousands)


                                                               1998                1997                1996
                                                           -----------         -----------         -----------
Allowance for doubtful accounts,
      balance at beginning of year                            $ 6,497             $ 7,411             $ 4,869

Addition charged to cost and expense                            2,436               1,095               2,315

Charged to other accounts                                           -                  --                 227

Deductions                                                     (1,582)             (2,009)                 --
                                                              -------             -------          ----------

Allowance for doubtful accounts,
      balance at end of year                                  $ 7,351             $ 6,497          $    7,411
                                                              =======             =======          ==========

                                 EXHIBIT INDEX

EXHIBIT NO.                              DESCRIPTION
--------------------------------------------------------------------------------
3.1               Amended and Restated Articles of Incorporation of the
                  Company, incorporated by reference to Exhibit 3.1 of the
                  Company's Amendment No. 1 to Registration Statement on Form
                  S-1, as filed with the Securities and Exchange Commission on
                  June 22, 1994.

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

10.2.2            Second Amendment to the Norrell Corporation Employee Stock
                  Purchase Plan, dated August 28, 1997 by Norrell Corporation, to be effective September 30, 1997, incorporated by reference to Exhibit 10.2.2 to the Company's Form 10-K for the fiscal year ended November 2, 1997.*

10.3              Agreement and Plan of Reorganization among American Technical
                  Resources, Inc., Charles F. Phillips, Ralph L. Lary, III,
                  Gary L. Kilgore, William C. Holman, George G. Lytle, Norrell
                  Corporation and N. Acquisition Corp., dated August 5, 1996, incorporated by reference to Exhibit 1 of the Company's
                  Current Report on Form 8-K filed on August 20, 1996.

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

10.5              Omitted.

10.6              Omitted.

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

10.10             Form of Master Vendor Agreement used by Norrell Services,
                  Inc.

10.11 Form of Agreement between Norrell Corporation and franchisees of Norrell Services, Inc.

10.12             Form of Management Services Agreement used by Norrell
                  Services, Inc.

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

10.15             Amendment to Lease, dated December 11, 1995, amending Lease
                  Agreement dated October 15, 1986 between Norhab Associates and Norrell Corporation, incorporated by reference to Exhibit
                  10.15 to the Company Form 10-K for the year ended October 29, 1995.*

---------------
* /      A management contract or compensatory plan, contract or arrangement.

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

10.20 Form of agreement for executive officers relating to confidentiality and non-competition.*

10.21             Amended and Restated Employment Agreement dated December 15,
                  1997 by and between Norrell Corporation and C. Douglas
                  Miller, incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended November 2, 1997.*

10.22             Employment Agreement by and between Norrell Corporation and
                  James Ernest Riddle effective March 3, 1997, incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the fiscal year ended November 2, 1997.*

10.23             Agreement and Plan of Merger among Comtex Information
                  Systems, Inc., Comtex Systems, Inc., Norrell Corporation and
                  N. Acquisition Corp. dated December 8, 1996, incorporated by reference to the Company's Report on Form 8-K dated December
                  8, 1996 and filed on December 20, 1996.

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

10.28             Omitted.


---------------
* /      A management contract or compensatory plan, contract or arrangement.

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

10.33 First Amendment to Credit Agreement, dated December 26, 1996, amending the Amended and Restated Credit Agreement dated
                  October 21, 1996 among Norrell Corporation as the Company, certain Commercial Lending Institutions as the Lenders, Bank of America National Trust and Savings Association, as the
                  Agent for the Lenders and SunTrust Bank, Atlanta, as co-agent for the Lenders, incorporated by reference to Exhibit 10.33 to the Company Form 10-K for the year ended October 27, 1996.
                  Schedules and exhibits referenced in the Agreement have been omitted. The Company agrees to furnish supplementally to the Commission upon its request a copy of any such schedules and exhibits.

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


---------------
* /      A management contract or compensatory plan, contract or arrangement.

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

10.40             Form of Norrell Corporation Restricted Stock Agreement.*

10.41.1 Norrell Corporation 401(k) Retirement Savings Plan, incorporated by reference to Exhibit 10.41.1 to the Company
                  Form 10-K for the year ended October 27, 1996.

10.41.2           Second Amendment to the Norrell Corporation 401(k) Retirement
                  Savings Plan dated December 30, 1996 by Norrell Corporation to be effective January 1, 1997, incorporated by reference to
                  Exhibit 10.41.2 to the Company's Form 10-K for the fiscal year ended November 2, 1997.

10.42.1 Norrell Corporation Non-Qualified Deferred Compensation Plan, effective January 1, 1995, incorporated by reference to
                  Exhibit 10.42 to the Company Form 10-K for the year ended
                  October 29, 1995.*

10.42.2           Amendment to Norrell Corporation Non-Qualified Deferred
                  Compensation Plan, incorporated by reference to Exhibit
                  10.42.2 to the Company's Form 10-K for the fiscal year ended
                  November 2, 1997.*

21                Subsidiaries of the Company.

23                Consent of Arthur Andersen LLP.

27                Financial Data Schedule (for SEC use only).


---------------
* /      A management contract or compensatory plan, contract or arrangement.