Form 10-Q
period 1999-01-31
NORRELL CORP
filed 1999-03-17
CIK 778397

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[MARK ONE]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                                EXCHANGE OF 1934

For the quarterly period ended January 31, 1999
                               ----------------

                          Commission File No. 1-14018
                                              -------

                              NORRELL CORPORATION
                              -------------------
             (Exact name of registrant as specified in its charter)


           GEORGIA                                              58-0953079
-------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                             Identification No.)


3535 Piedmont Road, NE, Atlanta, GA                                30305
-----------------------------------                              ---------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,633,705 shares on February 26, 1999.

                      Norrell Corporation and Subsidiaries

                                   FORM 10-Q

                                     INDEX



                                                                                        Page No.
                                                                                        --------
PART I            FINANCIAL INFORMATION
------

ITEM 1.           Financial Statements

                  Consolidated Balance Sheets -                                              2
                  January 31, 1999 (Unaudited) and November 1, 1998

                  Consolidated Statements of Income                                          3
                  (Unaudited) - Three months ended January 31, 1999
                       and February 1, 1998

                  Consolidated Statements of Cash Flows                                      4
                  (Unaudited) - Three months ended January 31, 1999
                       and February 1, 1998

                  Notes to Consolidated Financial Statements                                 5
                  (Unaudited)


ITEM 2.           Management's Discussion and Analysis of Financial                          7
                  Condition and Results of Operations


PART II           OTHER INFORMATION
-------

ITEM 6.           Exhibits and Reports on Form 8-K                                           11


                  (b) No Reports on Form 8-K were filed for the period covered under this quarterly filing.

SIGNATURE                                                                                    12


PART I
ITEM 1.
                      NORRELL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                      (In thousands, except share amounts)


ASSETS                                                                   January 31, 1999       November 1, 1998
------                                                                   ----------------       ----------------

CURRENT ASSETS
 Cash and short-term investments                                                 $  8,012               $  9,871
 Accounts receivable trade,
  less allowances of $8,584 in 1999
  and $7,351 in 1998                                                              208,314                220,573
 Prepaid expenses                                                                   3,727                  4,816
 Other                                                                              6,751                  6,500
                                                                                 --------               --------
   Total current assets                                                           226,804                241,760
                                                                                 --------               --------

PROPERTY AND EQUIPMENT, less
 accumulated depreciation                                                          30,580                 27,923
NONCURRENT DEFERRED INCOME TAXES                                                   14,530                 14,657

OTHER ASSETS
  Goodwill and other intangibles, net of amortization                             186,568                188,265
  MIS development costs, net of amortization                                       24,448                 23,973
  Investments and other assets                                                     13,757                 12,706
                                                                                 --------               --------
    Total other assets                                                            224,773                224,944
                                                                                 --------               --------

TOTAL ASSETS                                                                     $496,687               $509,284
                                                                                 ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Current maturities of long-term debt                                           $ 24,057               $ 32,690
  Accounts payable                                                                 12,409                 13,066
  Accrued expenses                                                                 77,631                 87,365
  Deferred revenue and gain                                                         4,574                  4,505
                                                                                 --------               --------
   Total current liabilities                                                      118,671                137,626

LONG-TERM DEBT, less current maturities                                            91,817                 92,510
LONG-TERM DEFERRED GAIN                                                             8,123                  8,495
LONG-TERM ACCRUED EXPENSES                                                         42,759                 40,354
                                                                                 --------               --------

   Total liabilities                                                              261,370                278,985
                                                                                 --------               --------

SHAREHOLDERS' EQUITY
Common stock, stated value $.01 per share;
  50,000,000 shares authorized, with 28,011,596 shares issued and 26,624,677 shares outstanding in 1999 and 27,550,286
  shares issued and 26,252,554 shares outstanding in 1998                             280                    276
Treasury stock, at cost; 1,386,919 shares in 1999
  and 1,297,732 shares in 1998                                                    (18,707)               (17,438)
Additional paid-in capital                                                        145,811                139,772
Notes receivable from officers and employees                                          (37)                   (80)
Accumulated other comprehensive (loss) income                                         (70)                   442
Unearned compensation                                                              (4,523)                    --
Retained earnings                                                                 112,563                107,327
                                                                                 --------               --------
       Total shareholders' equity                                                 235,317                230,299
                                                                                 --------               --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $496,687               $509,284
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

                      NORRELL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In thousands, except per share amounts)



                                              Three Months Ended
                                     ------------------------------------
                                     January 31, 1999    February 1, 1998
                                     ----------------    ----------------

REVENUES                                    $ 354,619           $ 334,276

COST OF SERVICES                              274,481             260,026
                                            ---------           ---------
     Gross profit                              80,138              74,250

OPERATING EXPENSES                             60,865              56,902
YEAR 2000 REMEDIATION EXPENSES                  3,149                  40
DEPRECIATION AND AMORTIZATION                   4,196               3,044
                                            ---------           ---------
     Income from operations                    11,928              14,264

INTEREST EXPENSE                               (1,867)             (1,279)
OTHER INCOME (EXPENSE)                             80                (107)
                                            ---------           ---------

INCOME BEFORE INCOME TAXES                     10,141              12,878

INCOME TAXES                                    3,803               4,829
                                            ---------           ---------

NET INCOME                                  $   6,338           $   8,049
                                            =========           =========


PER COMMON SHARE (BASIC):
BASIC EARNINGS PER COMMON SHARE             $    0.24           $    0.30
                                            =========           =========
SHARES USED IN COMPUTING BASIC
     EARNINGS PER SHARE                        26,273              27,044
                                            =========           =========

PER COMMON SHARE (DILUTED):
DILUTED EARNINGS PER COMMON SHARE           $    0.23           $    0.28
                                            =========           =========
SHARES USED IN COMPUTING DILUTED
     EARNINGS PER SHARE                        27,156              28,553
                                            =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                      NORRELL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                                                      Three Months Ended
                                                                            ----------------------------------------
                                                                            January 31, 1999        February 1, 1998
                                                                            ----------------        ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                        $  6,338                $  8,049
  Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation and amortization - operating expenses                             4,196                   3,044
        Depreciation and amortization - cost of services/other expenses                  615                     252
        Provision for doubtful accounts                                                  648                     503
        Deferred income taxes                                                           (251)                    (37)
        Deferred gain on sale of building                                               (372)                   (372)
        Long-term accrued expenses                                                     2,495                   1,707
        Other                                                                           (123)                    262
        Change in current assets and current liabilities:
          Accounts receivable, trade                                                  11,498                  18,235
          Accounts payable                                                              (638)                   (722)
          Accrued expenses                                                            (9,647)                (11,962)
          Other                                                                        1,632                   3,304
                                                                                    --------                --------
            Net cash provided by operating activities                                 16,391                  22,263
                                                                                    --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cost of acquisitions, net of cash acquired                                          (8,397)                (13,000)
  Additions to property and equipment, net                                            (5,047)                 (3,095)
  Increase in MIS development costs, net                                              (1,446)                 (1,475)
  Increase in investments and other non current assets                                (1,283)                   (665)
  Increase in goodwill and other intangibles, net                                        (41)                   (205)
                                                                                    --------                --------
            Net cash used in investing activities                                    (16,214)                (18,440)
                                                                                    --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of long-term debt                                        11,250                  14,844
  Repayments of long-term debt                                                       (12,180)                (18,323)
  Acquisition of treasury stock                                                       (1,404)                   (180)
  Dividends paid on common stock                                                      (1,102)                 (1,086)
  Other stock activity                                                                    43                      --
  Proceeds from the issuance of common stock                                             577                     687
  Stock option exercises, including related tax benefits                                 781                   1,831
                                                                                    --------                --------
            Net cash used in financing activities                                     (2,035)                 (2,227)
                                                                                    --------                --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   (1)                     --

NET (DECREASE) INCREASE IN CASH AND SHORT-TERM
    INVESTMENTS                                                                       (1,859)                  1,596

CASH AND SHORT-TERM INVESTMENTS AT
    BEGINNING OF PERIOD                                                                9,871                   6,678
                                                                                    --------                --------
CASH AND SHORT-TERM INVESTMENTS AT END
    OF PERIOD                                                                       $  8,012                $  8,274
                                                                                    ========                ========

SUPPLEMENTARY CASH FLOW DISCLOSURES
 Cash payments during the period for
   Interest                                                                         $  1,847                $  1,289
   Income taxes, net of refunds                                                        1,000                     202
 Noncash investing and financing activity
   Issuance of options to benefit plan                                                   152                     790
   Exercise of benefit plan stock options                                                104                     459


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

2.       Financial Instruments

         The Company maintains four interest rate swap agreements in order to manage exposure to fluctuations in interest rates. The difference between fixed and variable interest amounts calculated by reference to agreed-upon principal notional amounts is recognized as an adjustment to interest expense over the life of the swap agreements. Two of the swap agreements are each for notional principal amounts of $20,000,000, the remaining two agreements are for notional principal amounts of $12,000,000 and $8,000,000. The Company exchanges floating interest rates based on LIBOR for an average fixed rate of 6.43% at quarterly settlement dates. The swap agreements terminate between November 2001 and January 2002. At January 31, 1999, if the Company had terminated each of the swap agreements, the estimated termination payments by the Company would have totaled approximately $2,329,000. The Company does not expect to terminate these agreements and expects them to expire as originally contracted.

         During the first fiscal quarter of 1999, the Company entered into a three-month forward contract to manage exposure to fluctuations in foreign currency exchange rates related to a $1.7 million receivable from one of its subsidiaries. This contract terminates at the end of the Company's second fiscal quarter. Changes in the exchange rate giving rise to a gain or loss on the contract will be deferred and recorded in income in the period that the contract is settled.


3.       Earnings Per Share

         In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share." In accordance with this standard, basic earnings per share is computed on the basis of the weighted average number of shares outstanding during the year. Diluted earnings per share is computed giving effect to dilutive stock options. The income amount used in the Company's earnings per share calculations is the same for both basic and diluted earnings per share. A reconciliation of the average outstanding shares used in the two calculations is as follows:


               Per Share Data:
               (In thousands)

                                                                1999     1998
                                                              ------   ------
              Weighted average shares outstanding (basic)     26,273   27,044
              Potential dilutive common shares                   883    1,509
                                                              ------   ------
              Weighted average shares outstanding (diluted)   27,156   28,553
                                                              ------   ======

              Anti-dilutive options not included               1,250      914
                                                              ======   ======

4.       New Accounting Standard

              During the first fiscal quarter of 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes the standards for the reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in shareholders' equity. Total comprehensive income is as follows:


                                                            Three Months Ended
                                                            ------------------
             (In thousands)                                  1/31/99    2/1/98
                                                             -------    ------
              Net Income                                      $6,338    $8,049

              Other Comprehensive Income:
              Change in cumulative foreign currency
                    translation adjustments, net of tax         (320)       --
                                                              ------    ------
              Total Comprehensive Income                      $6,018    $8,049
                                                              ======    ======


PART I
ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS FIRST QUARTER JANUARY 31, 1999 COMPARED TO FIRST QUARTER FEBRUARY 1, 1998

         Revenues increased 6.1% or $20.3 million to $354.6 million in 1999. Revenue mix in the first fiscal quarter of 1999 shows a shift in the mix of revenues generated by each business group. Specifically, Professional Services increased its proportionate contribution to consolidated revenue, while there was a corresponding decline in relative Staffing Services revenue.


Business Group                            1999 % of Consolidated Revenue         1998 % of Consolidated Revenue
--------------                            -------------------------------        ------------------------------
Staffing Services                                     60.1%                                  66.5%
Professional Services                                 20.0%                                  14.1%
Outsourcing Services                                  19.9%                                  19.4%
                                                     -----                                  -----
  Total                                              100.0%                                 100.0%



         Staffing Services revenues declined 4.1% to $213.1 million. Staffing Services volume, as measured by hours that staffing employees worked, decreased 6.3% and rates rose 2.7% compared to a volume increase of 10.2% and a rate increase of 3.6% for 1998. The growth in Staffing Services was impacted by two primary factors, difficulty in recruiting large volumes of employees due to tight labor markets and temporary sales coverage challenges resulting from the recent organizational realignment. These factors resulted in some loss of mid-market and local accounts. The Company has continued specific recruiting activities to mitigate labor market challenges. The Company has also augmented its sales and service delivery functions through a central management focus and target market area coverage. The rate increases over prior year reflect changes in business mix to higher priced services. Staffing Services includes the results of M. David Lowe, Inc., ("MD Lowe") a Houston based company acquired in December 1997. Outsourcing Services revenues grew 8.8% to $70.6 million. Outsourcing Services revenues from customers other than IBM increased 14.0% or $3.4 million over 1998, while revenues from IBM increased $2.3 million or 5.7%. Professional Services revenues were $70.9 million in 1999 compared to $47.1 million in 1998, a 50.4% increase. The Company's Professional Services group includes Norrell Information Services, Norrell Financial Staffing, IMCOR and FSS International Limited ("FSS"), a London based financial and information technology ("IT") recruitment and international search and selection business acquired in August 1998. Norrell Information Services was augmented by the April 1998 acquisition of Trattner Network Ltd., ("Trattner") a California based information technology company and the July 1998 acquisition of W.E. Carson Associates, Inc., ("Carson") an information systems consulting firm based in Atlanta, Georgia.

         Gross profit increased 7.9%, or $5.9 million, to $80.1 million in 1999. Gross margin (gross profit as a percent of revenues) increased from 22.2% in 1998 to 22.6% in the 1999 period. The Professional Services group, which typically generates higher margins, accounts for a growing percentage of total gross margin. Staffing Services gross margin decreased from 21.7% in 1998 to 20.3% in 1999 due to changes in business mix. Outsourcing Services gross margin increased from 17.2% in 1998 to 18.5% in 1999 due to the ramp up of several new call center projects. Professional Services gross margin increased from 31.8% in 1998 to 33.6% in 1999 as a result of adding higher margin information technology consulting services and high end financial staffing services.

         Operating expenses increased 7.0%, or $4.0 million. The increase is primarily due to incremental operating expenses resulting from the acquisitions of MD Lowe, Trattner, Carson and FSS. If incremental expenses related to these acquisitions were excluded, operating expenses would have decreased $3.5 million or 6.4%. The decrease is due in part to cost containment efforts in the field and headquarters operations. Also, during the 1998 period, the Financial Accounting Standards Board Emerging Issues Task Force issued an accounting ruling requiring companies to expense as

PART I
ITEM 2.

incurred costs associated with business process reengineering. The Company incurred $1.2 million of incremental costs for business process reengineering work in 1998. Operating costs, as a percentage of revenue increased from 17.0% in the 1998 period to 17.2% in the 1999 period. Depreciation and amortization expense increased 37.8%, or $1.2 million due to increased investment in desktop computers to support management information and field operating systems and amortization of goodwill from acquisitions.

         Interest expense increased from $1.3 million in 1998, to $1.9 million in 1999. This increase resulted from carrying a higher debt balance as a result of acquisitions completed during the latter part of fiscal year 1998. See Liquidity and Capital Resources where discussed.

         Other income (expense) changed from an expense of $107,000 in 1998 to income of $80,000 in 1999. The 1998 period included the Company's share of losses from its 50% ownership in a joint venture formed in October 1995 to provide administrative outsourcing for health care facilities. This joint venture was terminated in the fiscal fourth quarter of 1997.

         The effective income tax rate remained constant year over year at 37.5%.

         Net income decreased from $8.0 million in 1998 to $6.3 million in 1999, a 21.3% decrease. Diluted earnings per share decreased from $0.28 in the 1998 period to $0.23 in 1999.

         Year 2000 remediation expense increased from $40,000 in 1998 to $3.1 million in the 1999 period. If these costs had been excluded from the 1999 period, net income would have been $8.3 million, a $232,000 or 2.9% increase over the prior year quarter. Diluted earnings per share would have increased to $0.31, resulting in a 10.7% increase over first quarter 1998 diluted earnings per share.


LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operations in 1999 was $16.4 million compared to cash provided of $22.3 million in 1998. The 1999 period included a decrease of $11.5 million in trade accounts receivable (an increase in cash) compared to a decrease of $18.2 million in 1998. The 1998 collections of accounts receivable were higher due to the completion of a large call center staffing project during the first quarter of 1998. During the 1998 and 1999 periods, cash provided by operating activities was partially offset by a decrease in accounts payable and accrued expenses (a decrease in cash) of $12.7 million and $10.3 million, respectively. The decrease was primarily due to the payment of bonuses in the first quarter of both years and the first quarter 1998 installment payment for the fiscal 1997 Orlando franchise repurchase.

         Investing activities used cash of $16.2 million in 1999 compared to cash used of $18.4 million in 1998. The 1999 period included the repayment of notes payable for two prior acquisitions, the NorCross Teleservices, Inc. minority interest in fiscal 1998 and MD Lowe in fiscal 1997. The notes payable repayments resulted in cash uses of $8.4 million. The acquisition of MD Lowe in December 1997 used cash of $13.0 million. Investing activities for 1999 and 1998 included MIS development costs of $1.5 million in each year. The 1999 period also included approximately $2.7 million for capital costs incurred for two new call centers in Tucson, Arizona and Victoria, Texas.

         Financing activities used cash of $2.0 million in 1999 compared to cash used of $2.2 million in 1998. Long-term debt used cash in 1999 of $930,000 compared to net cash used of $3.5 million in 1998. The 1998 and 1999 long-term debt issuance was for the acquisitions discussed above, spending on MIS development and property and equipment.

         At January 31, 1999, the Company had $115.9 million of total debt outstanding.

PART I
ITEM 2.


         Consistent with the Company's information systems plan to address long-term business needs, the Company completed required work on its new weekly payroll system in its first fiscal quarter. The Company continues the roll out of the revised branch office order entry system. Anticipated capital spending for the branch office systems project during fiscal 1999 is in the range of $9 million to $12 million. The branch office order entry system will be implemented in a phased roll out approach and is expected to be complete in the third fiscal quarter of 1999.


OTHER EVENTS

         During the first quarter of 1999, the Company purchased 93,000 shares of its common stock for an aggregate price of $1.4 million. The periodic purchases were made in the open market and were financed through the Company's normal operating cash flows.

         In December 1998, the Company issued 333,500 shares of restricted stock to certain employees. These shares will vest to the employees upon the completion of a 9 year service requirement or as soon as the year 2001 if certain performance criteria are met. The transaction resulted in $4.6 million of compensation expense, which has been deferred and will be recognized on a straight-line basis over 9 years. The balance of deferred compensation expense is shown in the equity section of the consolidated balance sheet as Unearned Compensation. In the first fiscal quarter of 1999, $63,000 of compensation expense was recognized.


NEW ACCOUNTING STANDARD

         In June 1997, the Financial Accounting Standards Board issued Standard No. 130, "Reporting Comprehensive Income." This standard is effective for fiscal years beginning after December 15, 1997 and was adopted by the Company in the first fiscal quarter of 1999. See Note 4 to Consolidated Financial Statements where discussed.


YEAR 2000 ISSUES
         The following represents an update to the Company's Year 2000 plan detailed in the 1998 form 10-K filing:

         STATE OF READINESS
         The Company met its anticipated Strategy phase deadline during the first fiscal quarter of 1999, but expects to complete mission critical systems testing by mid August rather than late June.

         ESTIMATED COSTS
         Total estimates for Year 2000 costs continue to be $18 million to $25 million. Of the total estimated costs, $7.0 million has been incurred and expensed since the inception of the Year 2000 project. During fiscal 1999, $3.1 million has been incurred and expensed.

         YEAR 2000 CONTINGENCY PLANS
         The Company has secured the services of a consultant who has been working on Year 2000 projects for the last four years specializing in business continuity planning. This consultant will assist the Company with contingency planning and business continuity planning for Year 2000 for all of the Company's business units.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes in the company's market risk exposure.

PART I
ITEM 2.

SPECIAL NOTE REGARDING "FORWARD-LOOKING" INFORMATION
         The foregoing section contains forward-looking statements, including statements regarding, among other matters: (i) the Company's plans, intentions and expectations with respect to its future prospects, including its business and growth strategies and its relationships with its major clients; (ii) industry trends, competitive conditions and client preferences; (iii) expected capital expenditures to be made in the future, including investments in its computerized management information systems; (iv) the sufficiency of funds from operations and available borrowings to meet the Company's working capital and capital expenditure needs for fiscal 1999; (v) the Company's plans, beliefs and expectations with respect to changes which have been or will be made to its computerized management information systems, including modifications to its payroll and billing systems and other modifications to address Year 2000 issues; and (vi) resolution of pending litigation without material adverse effect on the Company. This notice is intended to take advantage of the " safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from the Company's beliefs or expectations are the following: industry trends and trends in the general economy or in industries in which the Company's major clients operate; competitive factors in the markets in which the Company or its major clients operate; the loss or reduction of revenues generated by the Company's major clients; the variability of quarterly results and seasonality of the Company's business; the dependence on key personnel who have been hired or retained by the Company; changes in regulatory requirements which are applicable to the Company's business; the availability of strategic acquisitions or joint venture partners; and other factors referenced herein or from time to time in this document.

PART II
ITEM 6



(a)      Exhibit 27 Financial Data Schedule (for SEC use only)



(b) No Reports on Form 8-K were filed for the period covered under this quarterly filing.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               NORRELL CORPORATION
                               (REGISTRANT)


Date: March 16, 1999           By:  /s/  Scott L. Colabuono
                                    -----------------------
                                    Scott L. Colabuono
                                    Vice President and Chief Financial Officer
                                    (On behalf of the Registrant and as Chief
                                    Accounting Officer)