Form 10-Q
period 1999-05-02
NORRELL CORP
filed 1999-06-15
CIK 778397

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

                                EXCHANGE OF 1934

For the quarterly period ended May 2, 1999

                           Commission File No. 1-14018


                               NORRELL CORPORATION
             (Exact name of registrant as specified in its charter)


           GEORGIA                                                                 58-0953079
(State or other jurisdiction of                                                 (I.R.S. Employer
Incorporation or organization)                                                  Identification No.)


3535 Piedmont Road, NE, Atlanta, GA                                                    30305
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,765,531 shares on May 30, 1999.

                      Norrell Corporation and Subsidiaries

                                    FORM 10-Q

                                      INDEX


                                                                                        Page No.
PART I   FINANCIAL INFORMATION


ITEM 1.  Financial Statements

         Consolidated Balance Sheets -                                                      2
         May 2, 1999 (Unaudited) and November 1, 1998

         Consolidated Statements of Income                                                  3
         (Unaudited) - Three and Six months ended May 2, 1999
         and May 3, 1998


         Consolidated Statements of Cash Flows                                              4
         (Unaudited) - Six months ended May 2, 1999
         and May 3, 1998

         Notes to Consolidated Financial Statements                                         5
         (Unaudited)


ITEM 2.  Management's Discussion and Analysis of Financial                                  7
         Condition and Results of Operations


PART II  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                                  12


SIGNATURE                                                                                  13

PART I
ITEM 1.

                      NORRELL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except share amounts)



ASSETS                                                                     MAY 2, 1999      NOVEMBER 1, 1998
                                                                           -----------      ----------------
CURRENT ASSETS
    Cash and short-term investments                                         $   6,647           $   9,871
    Accounts receivable trade,
       less allowances of $6,658 IN 1999
       and $7,351 IN 1998                                                     204,532             220,573
    Prepaid expenses                                                            5,183               4,816
    Other                                                                       9,037               6,500
                                                                            ---------           ---------
       Total current assets                                                   225,399             241,760
                                                                            ---------           ---------

PROPERTY AND EQUIPMENT, less
    accumulated depreciation                                                   30,794              27,923
NONCURRENT DEFERRED INCOME TAXES                                               14,333              14,657

OTHER ASSETS
    Goodwill and other intangibles, net of amortization                       184,831             188,265
    MIS development costs, net of amortization                                 25,681              23,973
    Investments and other assets                                               15,909              12,706
                                                                            ---------           ---------
       Total other assets                                                     226,421             224,944
                                                                            ---------           ---------

TOTAL ASSETS                                                                $ 496,947           $ 509,284
                                                                            =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                                    $  14,465           $  32,690
    Accounts payable                                                           16,568              13,066
    Accrued expenses                                                           77,548              87,365
    Deferred revenue and gain                                                   4,372               4,505
                                                                            ---------           ---------
       Total current liabilities                                              112,953             137,626

LONG-TERM DEBT, less current maturities                                        91,799              92,510
LONG-TERM DEFERRED GAIN                                                         7,751               8,495
LONG-TERM ACCRUED EXPENSES                                                     44,466              40,354
                                                                            ---------           ---------

       Total liabilities                                                      256,969             278,985
                                                                            ---------           ---------

SHAREHOLDERS' EQUITY
    Common stock, stated value $.01 per share;
       50,000,000 shares authorized, with 28,163,095 shares issued and 26,753,964 shares outstanding in 1999 and 27,550,286
       shares issued and 26,252,554 shares outstanding in 1998                    282                 276
    Treasury stock, at cost; 1,409,131 shares in 1999
       and 1,297,732 shares in 1998                                           (18,890)            (17,438)
    Additional paid-in capital                                                146,919             139,772
    Notes receivable from officers and employees                                  (36)                (80)
    Accumulated other comprehensive (loss) income                                (570)                442
    Unearned compensation                                                      (4,439)                 --
    Retained earnings                                                         116,712             107,327
                                                                            ---------           ---------
       Total shareholders' equity                                             239,978             230,299
                                                                            ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 496,947           $ 509,284
                                                                            =========           =========


The accompanying notes are an integral part of these consolidated financial statements.

                      NORRELL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                           -------------------------------         -------------------------------
                                           MAY 2, 1999         MAY 3, 1998         MAY 2, 1999         MAY 3, 1998
                                           -----------         -----------         -----------         -----------
REVENUES                                    $ 361,482           $ 352,295           $ 716,101           $ 686,571

COST OF SERVICES                              279,100             273,710             553,581             533,736
                                            ---------           ---------           ---------           ---------
    Gross profit                               82,382              78,585             162,520             152,835

OPERATING EXPENSES                             62,706              58,137             123,571             115,039
YEAR 2000 REMEDIATION EXPENSES                  5,207                 365               8,356                 405
DEPRECIATION AND AMORTIZATION                   4,462               3,097               8,658               6,141
                                            ---------           ---------           ---------           ---------
    Income from operations                     10,007              16,986              21,935              31,250

INTEREST EXPENSE                               (1,808)             (1,141)             (3,675)             (2,420)
OTHER INCOME (EXPENSE)                             55                  56                 135                 (51)
                                            ---------           ---------           ---------           ---------

INCOME BEFORE INCOME TAXES                      8,254              15,901              18,395              28,779

INCOME TAXES                                    3,095               5,966               6,898              10,795
                                            ---------           ---------           ---------           ---------

NET INCOME                                  $   5,159           $   9,935           $  11,497           $  17,984
                                            =========           =========           =========           =========

PER COMMON SHARE (BASIC):
BASIC EARNINGS  PER COMMON SHARE            $    0.20           $    0.36           $    0.44           $    0.66
                                            =========           =========           =========           =========
SHARES USED IN COMPUTING BASIC
    EARNINGS PER SHARE                         26,353              27,287              26,314              27,165
                                            =========           =========           =========           =========

PER COMMON SHARE (DILUTED):
DILUTED EARNINGS  PER COMMON SHARE          $    0.19           $    0.35           $    0.42           $    0.63
                                            =========           =========           =========           =========
SHARES USED IN COMPUTING DILUTED
    EARNINGS PER SHARE                         27,058              28,674              27,112              28,617
                                            =========           =========           =========           =========


The accompanying notes are an integral part of these consolidated financial statements.

                      NORRELL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                        SIX MONTHS ENDED
                                                                                 ------------------------------
                                                                                 MAY 2, 1999        MAY 3, 1998
                                                                                 -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                    $ 11,497           $ 17,984
    Adjustments to reconcile net income to net cash
       provided by operating activities
         Depreciation and amortization - operating expenses                          8,658              6,141
         Depreciation and amortization - cost of services/other expenses             1,385                561
         Gain on retirement of common stock                                           (353)              (942)
         Provision for doubtful accounts                                             1,283              1,110
         Deferred income taxes                                                        (565)              (287)
         Deferred gain on sale of building                                            (744)              (744)
         Long term accrued expenses                                                  4,397              2,327
         Other                                                                      (1,017)               852
         Change in current assets and current liabilities
           Accounts receivable, trade                                               14,567             20,548
           Deferred revenue                                                            220               (706)
           Accounts payable                                                          3,566              3,047
           Accrued expenses                                                         (9,618)           (13,953)
           Other                                                                    (2,041)             4,095
                                                                                  --------           --------
              Net cash provided by operating activities                             31,235             40,033
                                                                                  --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cost of acquisitions, net of cash acquired                                      (8,397)           (21,117)
    Additions to property and equipment, net                                        (7,845)            (5,093)
    Increase in MIS development costs, net                                          (3,893)            (3,863)
    Increase in investments and other non-current assets                            (2,127)              (586)
    Increase in goodwill and other intangibles, net                                   (182)              (160)
                                                                                  --------           --------
              Net cash used in investing activities                                (22,444)           (30,819)
                                                                                  --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the issuance of long-term debt                                    17,277             14,745
    Repayments of long-term debt                                                   (27,791)           (26,969)
    Stock option exercises, including related tax benefits                           1,287              2,761
    Proceeds from the issuance of common stock                                         733              1,456
    Dividends paid on common stock                                                  (2,112)            (2,176)
    Acquisition of treasury stock                                                   (1,520)              (329)
    Other stock activity                                                                44                (49)
                                                                                  --------           --------
              Net cash used in financing activities                                (12,082)           (10,561)
                                                                                  --------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 67                 --

NET INCREASE IN CASH AND SHORT-TERM
    INVESTMENTS                                                                     (3,224)            (1,347)

CASH AND SHORT-TERM INVESTMENTS AT
    BEGINNING OF PERIOD                                                              9,871              6,678
                                                                                  --------           --------

CASH AND SHORT-TERM INVESTMENTS AT END
    OF PERIOD                                                                     $  6,647           $  5,331
                                                                                  ========           ========


SUPPLEMENTARY CASH FLOW DISCLOSURES
    Cash payments during the period for
       Interest                                                                   $  3,625           $  2,412
       Income taxes, net of refunds                                                  8,861              4,525
    Noncash investing and financing activity
       Issuance of options to benefit plan                                             262                993
       Exercise of benefit plan stock options                                          301                882

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

2.       Financial Instruments

         The Company maintains four interest rate swap agreements in order to manage exposure to fluctuations in interest rates. The difference between fixed and variable interest amounts calculated by reference to agreed-upon principal notional amounts is recognized as an adjustment to interest expense over the life of the swap agreements. Two of the swap agreements are each for notional principal amounts of $20,000,000. The remaining two agreements are for notional principal amounts of $12,000,000 and $8,000,000. The Company exchanges floating interest rates based on LIBOR for an average fixed rate of 6.43% at quarterly settlement dates. The swap agreements terminate between November 2001 and January 2002. At May 2, 1999, if the Company had terminated each of the swap agreements, the estimated termination payments by the Company would have totaled approximately $1,517,000. In connection with the Interim Services, Inc. merger (see Footnote 5), the Company is evaluating its options relative to the contract period of the swap agreements and early termination.

         During the first fiscal quarter of 1999, the Company entered into a three-month forward contract to manage exposure to fluctuations in foreign currency exchange rates related to a $1,659,000 receivable from one of its subsidiaries. This contract terminated at the end of the Company's second fiscal quarter and a $38,000 gain was recognized in other income.

         During the second fiscal quarter of 1999, the Company entered into a second three-month forward contract to manage exposure to fluctuations in foreign currency exchange rates related to a $1,371,000 receivable from one of its subsidiaries. This contract terminates at the end of the Company's third fiscal quarter. Changes in the exchange rate giving rise to a gain or loss on the contract will be deferred and recorded in income in the period that the contract is settled.

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

         Per Share Data:                                          Three Months Ended                Six Months Ended
                                                                ----------------------          ----------------------
        (In thousands)                                          5/2/99          5/3/98          5/2/99          5/3/98
                                                                ------          ------          ------          ------
         Weighted average shares outstanding (basic)            26,353          27,287          26,314          27,165
         Potential dilutive common shares                          705           1,387             798           1,452
                                                                ------          ------          ------          ------
         Weighted average shares outstanding (diluted)
                                                                27,058          28,674          27,112          28,617
                                                                ======          ======          ======          ======

         Anti-dilutive options not included                      1,315             882           1,283             899
                                                                ======          ======          ======          ======

4.       New Accounting Standard

         During the first fiscal quarter of 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes the standards for the reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in shareholders' equity. Total comprehensive income is as follows:

         (In thousands)                                               Three Months Ended                   Six Months Ended
                                                                    ------------------------            -----------------------
                                                                    5/2/99            5/3/98            5/2/99           5/3/98
                                                                    ------            ------            ------           ------
         Net income                                                $ 5,159           $ 9,935           $11,497          $17,984

         Other comprehensive income:
         Change in cumulative foreign currency
              translation adjustment, net of tax                      (313)               --              (633)              --
                                                                   -------           -------           -------          -------

         Total comprehensive income                                $ 4,846           $ 9,935           $10,864          $17,984
                                                                   =======           =======           =======          =======


5.       Interim Merger

         On March 24, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Interim Services, Inc. ("Interim"). The Merger Agreement provides for the merger of the Company with and into a wholly owned subsidiary of Interim. Pursuant to the terms of the Merger Agreement, the shareholders of the Company will receive 0.9 shares of Interim common stock for each Norrell common share. Norrell shareholders may elect to receive cash in lieu of stock subject to certain limitations. Interim stock will constitute a maximum of 90 percent of the total consideration paid in the transaction with cash paid for the remainder. The transaction is valued at approximately $650,000,000 based on recent market values of Interim common stock and including the assumption by the Company of Norrell's outstanding debt. The transaction will be accounted for as a purchase, is expected to conclude during the third quarter of 1999, and is subject to the approval of the shareholders of both Interim and Norrell.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS FOR THE SECOND QUARTER MAY 2, 1999 COMPARED TO THE SECOND QUARTER MAY 3, 1998

         Revenues increased 2.6%, or $9.2 million, to $361.5 million in 1999. Revenue mix in the second fiscal quarter of 1999 shows a shift in the mix of revenues generated by each business group. Specifically, Professional Services increased its proportionate contribution to consolidated revenue, while there was a corresponding decline in relative Staffing Services revenue.


Business Group                            1999 % of  Consolidated Revenue        1998 % of Consolidated Revenue
--------------                            -------------------------------        ------------------------------
Staffing Services                                      59.0%                                  66.0%
Professional Services                                  22.0%                                  14.8%
Outsourcing Services                                   19.0%                                  19.2%
                                                      -----                                  -----
  Total                                               100.0%                                 100.0%


         Staffing Services revenues declined 8.4% to $213.2 million. Staffing Services volume, as measured by hours that staffing employees worked, decreased 10.1% and rates rose 2.5% compared to a volume increase of 4.3% and a rate increase of 3.9% for 1998. The growth in Staffing Services was impacted by three primary factors: difficulty in recruiting large volumes of employees due to tight labor markets, a large customer realignment and the temporary loss of focus due to the announcement of the merger between Norrell and Interim (see Footnote 5). The Company has continued specific recruiting activities to mitigate labor market challenges. The Company has also augmented its sales and service delivery functions through a central management focus and target market area coverage. The rate increases over prior year reflect changes in business mix to higher priced services. Outsourcing Services revenues grew 2.0% to $68.8 million. Outsourcing Services revenues from customers other than IBM increased 1.9%, or $.5 million, over 1998, while revenues from IBM increased $.9 million, or 2.1%. The increase in Outsourcing Services revenue included $980,000 of revenue related to services rendered in the first fiscal quarter to a customer in bankruptcy. The bankruptcy and subsequent collection was resolved in the second quarter. Professional Services revenues were $79.5 million in 1999 compared to $52.2 million in 1998, a 52.3% increase. The Company's Professional Services group includes Norrell Information Services, Norrell Financial Staffing, IMCOR and FSS International Limited ("FSS"), a London based financial and information technology ("IT") recruitment and international search and selection business acquired in August 1998. Norrell Information Services was augmented by the April 1998 acquisition of Trattner Network Ltd. ("Trattner"), a California based information technology company and the July 1998 acquisition of W.E. Carson Associates, Inc. ("Carson"), an information systems consulting firm based in Atlanta, Georgia.

         Gross profit increased 4.83%, or $3.8 million, to $82.4 million in 1999. Gross margin (gross profit as a percent of revenues) increased from 22.3% in 1998 to 22.8% in the 1999 period. The Professional Services group, which typically generates higher margins, accounts for a growing percentage of total gross margin. Staffing Services gross margin decreased from 21.1% in 1998 to 20.2% in 1999 due to changes in business mix. Outsourcing Services gross margin remained relatively flat at 18.6% in 1998 and 18.5% in 1999. The Outsourcing Services margin was favorably impacted by .4% in 1999 due to the recognition of $980,000 of revenue related to services rendered in the first fiscal quarter to a customer in bankruptcy (see above explanation). Professional Services gross margin increased from 32.5% in 1998 to 33.4% in 1999 as a result of adding higher margin information technology consulting services and high end financial staffing services.

         Operating expenses increased 7.9%, or $4.6 million. The increase is primarily due to incremental operating expenses resulting from the acquisitions of Trattner, Carson and FSS. If incremental expenses related to these acquisitions were excluded, operating expenses would have decreased $2.4 million or 4.2%. The decrease is due in part to cost containment efforts in the field and headquarters operations. Operating costs, as a percentage of revenue increased from 16.5% in the 1998 period to 17.3% in the 1999 period. Depreciation and amortization expense increased 44.1%, or $1.4 million, due to increased investment in desktop computers to support management information and field operating systems and amortization of goodwill from acquisitions.

         Interest expense increased from $1.1 million in 1998 to $1.8 million in 1999. This increase was due to carrying a higher debt balance as a result of acquisitions completed during the latter part of fiscal year 1998.
See Liquidity and Capital Resources where discussed.

         Other income (expense) remained relatively unchanged decreasing from income of $56,000 in 1998 to income of $55,000 in 1999.

         The effective income tax rate remained constant year over year at 37.5%.

         Net income decreased from $9.9 million in 1998 to $5.2 million in 1999, a 48.1% decrease. Diluted earnings per share decreased from $0.35 in the 1998 period to $0.19 in 1999.

         Year 2000 remediation expense increased from $365,000 in 1998 to $5.2 million in the 1999 period. If these costs had been excluded, net income would have been $8.4 million in 1999, a $1.8 million or 17.2% decrease over the prior year quarter. Diluted earnings per share would have decreased to $0.31, resulting in an 11.4% decrease over prior quarter diluted earnings per share.


OPERATING RESULTS FOR THE SIX MONTHS ENDED MAY 2, 1999 COMPARED TO THE SIX MONTHS ENDED MAY 3, 1998

         Revenues increased 4.3%, or $29.5 million, to $716.1 million in 1999. Revenue mix in the first fiscal quarter of 1999 shows a shift in the mix of revenues generated by each business group. Specifically, Professional Services increased its proportionate contribution to consolidated revenue, while there was a corresponding decline in relative Staffing Services revenue.


Business Group                            1999 % of  Consolidated Revenue        1998 % of Consolidated Revenue
--------------                            -------------------------------        ------------------------------
Staffing Services                                       59.5%                                  66.2%
Professional Services                                   21.0%                                  14.5%
Outsourcing Services                                    19.5%                                  19.3%
                                                       -----                                  -----
  Total                                                100.0%                                 100.0%


         Staffing Services revenues declined 6.3% to $426.0 million. Staffing Services volume, as measured by hours that staffing employees worked, decreased 8.2% and rates rose 2.6% compared to a volume increase of 7.1% and a rate increase of 3.7% for 1998. The growth in Staffing Services was impacted by three primary factors: difficulty in recruiting large volumes of employees due to tight labor markets, a large customer realignment and the temporary loss of focus due to the announcement of the merger between Norrell and Interim (see Footnote 5). The Company has continued specific recruiting activities to mitigate labor market challenges. The Company has also augmented its sales and service delivery functions through a central management focus and target market area coverage. The rate increases over prior year reflect changes in business mix to higher priced services. Staffing Services includes the results of M. David Lowe, Inc., ("MD Lowe") a Houston based company acquired in December 1997. Outsourcing Services revenues grew 5.3% to $139.5 million. Outsourcing Services revenues from customers other than IBM increased 7.9%, or $3.8 million, over 1998, while revenues from IBM increased $3.2 million or 3.9%. Professional Services revenues were $150.7 million in 1999 compared to $99.4 million in 1998, a 51.6% increase. The Company's Professional Services group includes Norrell Information Services, Norrell Financial Staffing, IMCOR and FSS (acquired August
1998). Norrell Information Services was augmented by the April 1998 acquisition of Trattner and the July 1998 acquisition of Carson.

         Gross profit increased 6.3%, or $9.7 million, to $162.5 million in 1999. Gross margin (gross profit as a percent of revenues) increased from 22.3% in 1998 to 22.7% in the 1999 period. The Professional Services group, which typically generates higher margins, accounts for a growing percentage of total gross margin. Staffing Services gross margin decreased from 21.4% in 1998 to 20.3% in 1999 primarily due to changes in business mix. Outsourcing Services gross margin increased from 17.9% in 1998 to 18.5% in 1999 due to the ramp up of several new call center projects. Professional Services gross margin increased from 32.2% in 1998 to 33.5% in 1999 as a result of adding higher margin information technology consulting services and high end financial staffing services.

         Operating expenses increased 7.4%, or $8.5 million. The increase is primarily due to incremental operating expenses resulting from the acquisitions of MD Lowe, Trattner, Carson and FSS. If incremental expenses related to these acquisitions were excluded, operating expenses would have decreased $5.3 million or 4.8%. The decrease is due in part to cost containment efforts in the field and headquarters operations. Also, during the 1998 period, the Financial Accounting Standards Board Emerging Issues Task Force issued an accounting ruling requiring companies to expense as incurred costs associated with business process reengineering. The Company incurred $1.2 million of incremental costs for business process reengineering work in 1998. Operating costs, as a percentage of revenue increased from 16.8% in the 1998 period to 17.3% in the 1999 period. Depreciation and amortization expense increased 41.0%, or $2.5 million, due to increased investment in desktop computers to support management information and field operating systems and amortization of goodwill from acquisitions.

         Interest expense increased from $2.4 million in 1998 to $3.7 million in 1999. This increase was due to carrying a higher debt balance as a result of acquisitions completed during the latter part of fiscal year 1998.
See Liquidity and Capital Resources where discussed.

         Other income (expense) changed from an expense of $51,000 in 1998 to income of $135,000 in 1999.

         The effective income tax rate remained constant year over year at 37.5%.

         Net income decreased from $18.0 million in 1998 to $11.5 million in 1999, a 36.1% decrease. Diluted earnings per share decreased from $0.63 in the 1998 period to $0.42 in 1999.

         Year 2000 remediation expense increased from $405,000 in 1998 to $8.4 million in the 1999 period. If these costs had been excluded, net income would have been $16.7 million in 1999, a $1.5 million or 8.3% decrease over the prior year. Diluted earnings per share would have decreased to $0.62, resulting in a 3.1% decrease over prior year diluted earnings per share.


LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operations in 1999 was $31.2 million compared to cash provided of $40.0 million in 1998. The 1999 period included a decrease of $14.6 million in trade accounts receivable (an increase in cash) compared to a decrease of $20.5 million in 1998. The 1998 collections of accounts receivable were higher due to the completion of a large call center staffing project during the first quarter of 1998. During the 1999 and 1998 periods, cash provided by operating activities was partially offset by a decrease in accounts payable and accrued expenses (a decrease in cash) of $6.1 million and $10.9 million, respectively. The decrease was primarily due to the timing of payroll related payments.

         Investing activities used cash of $22.4 million in 1999 compared to cash used of $30.8 million in 1998. The 1999 period included the repayment of notes payable for two prior acquisitions, the NorCross Teleservices, Inc. minority interest in fiscal 1998 and MD Lowe in fiscal 1997. The notes payable repayments resulted in cash uses of $8.4 million. The 1998 period included payments related to the acquisitions of MD Lowe in December 1997 and Trattner in April 1998 which used cash of $13.0 million and $8.1 million, respectively. Investing activities for 1999 and 1998 included MIS development costs of $3.9 million in each year. The 1999 period also included $2.9 million for capital costs incurred for two new call centers in Tucson, Arizona and Victoria, Texas.

         Financing activities used cash of $12.1 million in 1999 compared to cash used of $10.6 million in 1998. Long-term debt used cash of $10.5 million in 1999 compared to net cash used of $12.2 million in 1998. The 1999 and 1998 long-term debt issuance was for the acquisitions discussed above, spending on MIS development and property and equipment.

         The Company expects to make an additional acquisition payment to the previous shareholders of Trattner, Inc. on June 14, 1999. This payment, which will be calculated based on Trattner's earning during the twelve month period following its acquisition by Norrell, is anticipated to be in the range of $20 million to $25 million. The payment will be accounted for as an additional cost of the acquired assets and amortized over the remaining life of the assets.

         At May 2, 1999, the Company had $106.3 million of total debt outstanding.

         Consistent with the Company's information systems plan to address long-term business needs, the Company completed required work on its new weekly payroll system in its first fiscal quarter. Pending the outcome of the merger with Interim, the Company is reassessing its branch order entry system requirements.


OTHER EVENTS

         On March 24, 1999, the Company entered into an Agreement and Plan of Merger with Interim Services, Inc. The Merger Agreement provides for the merger of the Company with and into a wholly owned subsidiary of Interim. Pursuant to the terms of the Merger Agreement, the shareholders of the Company will receive
0.9 shares of Interim common stock for each Norrell common share. Norrell shareholders may elect to receive cash in lieu of stock subject to certain limitations. Interim stock will constitute a maximum of 90 percent of the total consideration paid in the transaction with cash paid for the remainder. The transaction is valued at approximately $650 million based on recent market values of Interim common stock and including the assumption by the Company of Norrell's outstanding debt. The transaction will be accounted for as a purchase, is expected to conclude during the third quarter of 1999, and is subject to the approval of the shareholders of both Interim and Norrell.

         During the first quarter of 1999, the Company purchased 93,000 shares of its common stock for an aggregate price of $1.4 million. The periodic purchases were made in the open market and were financed through the Company's normal operating cash flows.

         In December 1998, the Company issued 333,500 shares of restricted stock to certain employees. These shares will vest to the employees upon the completion of a 9 year service requirement, as soon as the year 2001 if certain performance criteria are met or upon change in control of the Company. The transaction resulted in $4.6 million of compensation expense, which has been deferred and will be recognized on a straight-line basis over 9 years. The balance of deferred compensation expense is shown in the equity section of the Consolidated Balance Sheets as Unearned Compensation. During the six months ended May 2, 1999, $189,000 of compensation expense was recognized.

         In April 1999, the Company issued 7,000 shares of restricted stock to outside Board members. These shares will vest on March 2, 2000 or when the individual ceases being a director of the Company. This transaction resulted in $90,000 of compensation expense, which has been deferred and will be recognized on a straight-line basis over 11 months. The balance of deferred compensation expense is shown in the equity section of the Consolidated Balance Sheets as Unearned Compensation. During the six months ended May 2, 1999, $7,000 of compensation expense was recognized.

NEW ACCOUNTING STANDARD

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." This standard is effective for fiscal years beginning after December 15, 1997 and was adopted by the Company in the first fiscal quarter of 1999. See Note 4 to Consolidated Financial Statements where discussed.


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


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes in the Company's market risk exposure as detailed in the 1998 form 10-K filing.


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

PART II
ITEM 6



(a)      Exhibit 27 Financial Data Schedule (for SEC use only)


(b) The following report on Form 8-K filed for the period covered under this quarterly filing is incorporated by reference.

         Form 8-K report dated March 24, 1999, filed on March 30, 1999

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   NORRELL CORPORATION
                                   (REGISTRANT)




Date:    June 14, 1999             By:   /s/  Scott L. Colabuono
                                      ------------------------------------------
                                      Scott L. Colabuono
                                      Vice President and Chief Financial Officer
                                      (On behalf of the Registrant and as
                                      Chief Accounting Officer)